Form 10QSB
period 1996-03-31
FOREFRONT GROUP INC/DE
filed 1996-05-13
CIK 1002040

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                  FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27438

                              -------------------

                           THE FOREFRONT GROUP, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                 76-0365256
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                        1360 POST OAK BLVD., SUITE 1660
                              HOUSTON, TEXAS 77056
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER:  (713) 961-1101

                              -------------------

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [x]          No [ ]


 Number of shares of the issuer's Common Stock outstanding as of May 2, 1996:
                                   4,824,949

================================================================================

                         PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's 1995 Form 10-KSB filed pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                           THE FOREFRONT GROUP, INC.

                                 BALANCE SHEETS

ASSETS                                                 DECEMBER 31,     MARCH 31,
- - ------                                                 -------------  -------------
                                                           1995           1996
                                                       -------------  -------------
                                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents........................    $ 4,941,188    $ 4,047,993
   Securities held to maturity......................      7,998,417      7,998,417
   Accounts receivable..............................         20,919        172,593
   Interest receivable..............................             --        113,937
   Prepaid expenses and other.......................         18,902         12,656
                                                        -----------    -----------
       Total current assets.........................     12,979,426     12,345,596

FURNITURE AND EQUIPMENT, net of
 accumulated depreciation of $127,801, and $145,072.        147,861        290,263

PURCHASED SOFTWARE, net of
   accumulated amortization of $-0- and $2,294......             --         68,816

OTHER ASSETS......................................            4,068          4,068
                                                        -----------    -----------
       Total assets...............................      $13,131,355    $12,708,743
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
Accounts payable...................................     $   317,201    $   363,205
Accrued liabilities................................         348,085        187,322
Current portion of deferred revenue................          13,081         41,159
                                                        -----------    -----------
         Total current liabilities                          678,367        591,686

Deferred revenue, net of current portion...........              --          6,690
                                                        -----------    -----------
        Total liabilities                                   678,367        598,376
                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares                --             --
  authorized, none outstanding....................
Common stock, $.01 par value, 20,000,000                     47,821         49,071
  shares authorized, 4,782,094 and 4,907,094 shares
   issued.........................................
Additional paid-in capital........................       16,756,181     17,137,650
Deferred compensation.............................         (586,105)      (498,781)
Accumulated deficit...............................       (3,763,059)    (4,575,723)
Treasury stock, 82,145 shares at cost.............           (1,850)        (1,850)
                                                        -----------    -----------

Total stockholders' equity........................       12,452,988     12,110,367
                                                        -----------    -----------
Total liabilities and stockholders' equity........      $13,131,355    $12,708,743
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           THE FOREFRONT GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                For the Three Months Ended March 31,
                                               --------------------------------------
                                                          1995                 1996
                                                          ----                 ----

REVENUES:
Licenses......................................        $  116,171          $  448,345
Maintenance and services......................            18,733              17,288
Other.........................................             2,835               6,501
                                                      ----------          ----------
           Total revenues.....................           137,739             472,134

COST OF MAINTENANCE, SERVICES AND PRODUCT
LICENSES                                                  56,238              91,246
                                                      ----------          ----------
          Gross profit.......................             81,501             380,888

OPERATING EXPENSES:
Research and development.....................            221,516             339,200
Selling and marketing........................            122,858             366,173
General and administrative...................             68,818             205,445
Acquired research and development costs......                 --             439,881
                                                      ----------          ----------

          Operating loss.....................           (331,691)           (969,811)

OTHER:
Interest income..............................              1,434             157,147
Interest expense.............................             (1,862)                 --
                                                      ----------          ----------
          Net loss...........................         $ (332,119)         $ (812,664)
                                                      ==========          ==========
NET LOSS PER SHARE...........................              $(.10)              $(.17)
                                                      ==========          ==========
SHARES USED IN COMPUTING NET LOSS PER SHARE..          3,258,923           4,731,543
                                                      ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                           THE FOREFRONT GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    For the Three Months Ended March 31,
                                                                   --------------------------------------
                                                                             1995                1996
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................................         $(332,119)         $ (812,664)
 Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization...............................            13,492              19,565
      Non-cash acquired research and development costs............                --             439,881
      Compensation expense and amortization of deferred
       compensation related to certain stock options..............                --              71,605
      Changes in operating assets and liabilities
      (Net of Blue Squirrel asset acquisition):
         (Increase) decrease in receivables........................           37,997            (265,611)
         (Increase) decrease in prepaid expenses...................          (17,090)              6,246
         Decrease in other assets..................................              425                  --
         Decrease in accounts payable and accrued
          liabilities..............................................          (65,767)           (142,777)
         Increase (decrease) in current and long term deferred
          revenue..................................................          (14,428)             34,768
                                                                             --------             ------
  Net cash used by operating activities.. .........................         (377,490)           (648,987)
                                                                           ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for Blue Squirrel asset acquisition....................               --            (100,000)
  Purchase of furniture and equipment..............................           (6,568)           (144,208)
                                                                           ---------          ----------
  Net cash used by investing activities............................           (6,568)           (244,208)
                                                                           ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..........................            1,000                  --
  Proceeds from notes payable to stockholders and others...........          405,705                  --
                                                                           ---------          ----------
   Net cash provided by financing activities ......................          406,705                  --
                                                                           ---------          ----------
 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................................           22,647            (893,195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................          279,407           4,941,188
                                                                           ---------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................        $ 302,054          $4,047,993
                                                                           =========          ==========

  The accompanying notes are an integral part of these financial statements.

                           THE FOREFRONT GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


  1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The balance sheet at March 31, 1996 and the related statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

  REVENUE

       Software licensing revenue is recognized upon delivery to the customer and the receipt and acceptance of a signed contract or order if there are no significant postdelivery obligations. Maintenance contract revenues are priced separately and recognized ratably over the terms of the agreements. Consulting service revenues, which include development and professional fees, are recognized as the services are rendered.

  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

       The Company considers highly liquid investments with a maturity of 3 months or less when purchased to be cash equivalents. At March 31, 1996, the Company's entire investment portfolio consisted of securities held to maturity. Securities held to maturity are U.S. government debt securities which mature June 20, 1996. Management estimates that the carrying amount approximates fair value at March 31, 1996.

  RESEARCH AND DEVELOPMENT

       Research and development costs are expensed as they are incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

  PURCHASED SOFTWARE

       Purchased software results from the acquisition of the assets of Blue Squirrel, Inc. in March 1996 (See Note 3) and is recorded at cost. Amortization is calculated on the straight-line method over the estimated lives of the products, which in this case is 2 years.

  NET LOSS PER SHARE

       The Company's net loss per share is based on the weighted average number of common shares outstanding, adjusted as described as follows. With one exception, common equivalent shares are excluded from the per share calculations, as the effect of their inclusion is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, all common, preferred and common equivalent shares issued during the twelve months preceding or in contemplation of the Company's initial public offering (using the treasury stock method and the initial public offering price of $8 per share) have been included in the calculation of common and common equivalent shares outstanding for all periods prior to 1996.

       Shares of convertible preferred stock are treated as if converted to common stock on the respective dates of original issuance. In December 1995, concurrent with the closing of the Company's initial public offering, all shares of Series A Preferred Stock were converted into the Company's common stock at a conversion rate of one share of common stock for every 2.26 shares of Series A Preferred Stock. All rights, preferences and privileges associated with the Company's previously outstanding preferred stock were terminated upon conversion.

  2.   INITIAL PUBLIC OFFERING

       On December 26, 1995, the Company completed an initial public offering of 1,700,000 common shares at $8.00 per share. Proceeds from the IPO were approximately $11,854,522 of cash, net of underwriting costs and other offering costs of $1,745,478. The Company issued warrants to purchase 170,000 shares of common stock to the underwriters upon closing of the initial public offering. The purchase price of the warrants was $.001 per warrant. The warrants have a five-year term beginning twelve months from the date of the consummation of the initial public offering at a price of $9.60 per share.
  See Liquidity and Capital Resources included elsewhere herein.

  3.   ACQUISITION

       On March 8, 1996, the Company acquired the assets of Blue Squirrel, Inc. ("Blue Squirrel"). The consideration consisted of 125,000 shares of the Company's common stock and $100,000 in cash to retire debt assumed by the Company. 10% of the issued shares are held in escrow for a period of 90 days from March 8, 1996. The Company currently believes that it is probable that the escrowed shares will be released at the end of the 90 day period. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Blue Squirrel have been included in the operating results since the date of acquisition. In applying the purchase method, the Company recorded the fair value of net assets acquired, which included software costs of $71,110, and recorded a $439,881 charge for acquired research and development costs. Computer equipment and furniture acquired was capitalized at its estimated fair market value of $15,465.

       Additionally, each of the two shareholders of Blue Squirrel received an option to purchase 5,000 shares of the Company's common stock at $7.20 per share, which was in excess of the then current market price of the Company's common stock. These options were granted in exchange for each of the two shareholders executing non-competition agreements for a two year period from the closing date. No value was assigned to the non-competition agreements as management determined that their value was not significant.

  4.   LEASE AGREEMENT

       The Company's current operating lease for approximately 4,700 feet of office space was extended through June 30, 1996. The Company executed a new operating lease for approximately 10,200 feet of office space beginning July 1, 1996 and expiring June 30, 2001. The minimum commitment for this office space is approximately $153,000 annually.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

  OVERVIEW

       The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the financial statement line item discussions below. Readers are also encouraged to refer to the Company's 1995 Annual Report on Form 10-KSB for further discussion of the Company's business and the risks and opportunities attendant thereto.

       The ForeFront Group, Inc. ("ForeFront" or the "Company") completed its initial public offering December 26, 1995. ForeFront develops, markets and supports client server and integrated applications software that enables the capture, organization and exchange of information over the Internet and private computer networks. The Company's Virtual Notebook System (the "VNS"), launched in 1992, is an integrated applications software product which was licensed exclusively to the Company by Baylor College of Medicine. The Company intends to expand and further develop its Internet product line based upon its VNS technology. Currently, ForeFront's products include, but are not limited to: WebWacker/TM/ - a tool that enables the storage of information captured from the World Wide Web for off-line use; GrabNet/TM/ - a tool that enables client capture and organization of information from the World Wide Web; WebSeeker/TM/ (formerly SqURL/TM/) - a tool to run information queries through more than 20 Internet search engines simultaneously, and RoundTable/TM/ - a multimedia group collaboration product commercially released in May 1996. The Company delivers its products through multiple distribution channels. The Company currently offers it Internet products via the Internet, and through original equipment manufacturers ("OEMS"), systems integrators, and value added resellers ("VARS"). The Company also intends to make its Internet products available for purchase at traditional software retailers, and to seek alliances with other computer software companies to incorporate bundled versions of the Company's Internet products in the products of such other companies. The Company currently offers its VNS product via direct marketing.

  RESULTS OF OPERATIONS

       The Company's revenues increased from $137,739 in the three months ended March 31, 1995 to $472,134 in the comparable 1996 period. The Company's revenues for the 1995 period were primarily comprised of licenses revenue and maintenance and service revenues from the VNS product. During the comparable period for 1996, the Company's revenues were primarily comprised of license revenue from its Internet products (WebWacker/TM/ and GrabNet/TM/). The Company successfully entered into various OEM and other licensing agreements with several large established industry players. License revenue of $324,930 was recognized in the quarter ended March 31, 1996 from such agreements. Additionally, $23,070 of revenue related to these agreements has been deferred in accordance with SOP 91-1 for other insignificant obligations due to the licensees. This deferred revenue will be recognized over the terms of the agreements, generally 12-18 months, from the time of execution. Additionally, $20,000 of revenue has been deferred on certain sales and such revenue will be recognizable upon completion of certain significant postdelivery obligations.

       The Company's research and development expenses increased by 53% from $221,516 in the three months ended March 31, 1995 to $339,200 in the comparable 1996 period. The increase is primarily due to additional research and development on the Company's new Internet line of products. The Company expects its research and development expense to continue to increase during 1996, reflecting anticipated increased expenses related to increased product development.

       Selling and marketing costs increased by 198% from $122,858 in the three months ended March 31, 1995 to $366,173 in the comparable 1996 period. The increase is primarily due to increased sales personnel, sales commission, and the continual establishment and expansion of various distribution channels. The Company expects to increase its sales and marketing staff in accordance with the targeted revenue goals and expectations of management.

       General and administrative costs increased by 199% from $68,818 in the three months ended March 31, 1995 to $205,445 in the comparable 1996 period. The increase is due to increased personnel and recruiting costs, as well as higher administrative costs as a result of becoming a public company.

       During March 1996, the Company acquired the assets of Blue Squirrel, a Utah based company. The Company recorded the fair market value of net assets acquired, which included software costs of $71,110, and recorded a one-time $439,881 charge for acquired research and development costs. Computer equipment and furniture acquired was recorded at its estimated fair market value of $15,465. Any future charges for acquired research and development costs are subject to transactions the Company may consider from time to time.

  LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1996 the Company had cash and cash equivalents of $4,047,993, securities held to maturity of $7,998,417, and working capital of $11,753,910. The Company has financed approximately $2.8 million of cash used in operating activities from 1992 through 1995, primarily through the issuance of approximately $957,000 of preferred stock in 1992, $1.6 million of common stock in 1993 and $1.6 million of preferred stock and notes payable converted into preferred stock and $11,855,000 of common stock in 1995.

       The Company believes that the net proceeds from the initial public offering in December 1995, together with available funds and revenues will be sufficient to meet its anticipated cash needs for operations, working capital and capital expenditures through 1997. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise such capital when needed or on terms favorable to the Company.

       The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative function. While not currently anticipated, the Company's liquidity could also be reduced if significant amounts were expended for equipment or to license or acquire proprietary technology owned by others or to legally defend its proprietary technology. Additionally, depending upon market conditions or future business opportunities, the Company may decide to issue additional equity or debt securities for cash or to acquire assets or technology of others. The working capital of the Company may also be used to acquire such assets or technology, reducing the funds available for alternative use.

       As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues. However, the Company typically operates with no backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, develop new distribution channels and broaden its customer support capabilities. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

       The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's products, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, mix of distribution channels through which products are sold, mix of products and services sold, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

                           PART II. OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS

       The Company has been threatened with legal proceedings by Tripos Inc. seeking to obtain a refund of the $100,000 upfront payment made by Tripos to the Company in January 1995 in connection with the inception of an exclusive distribution agreement relating to its VNS product. Tripos alleges that the Company abandoned the VNS product in 1995 to pursue the Internet market and that the Company failed to further develop the VNS and support Tripos' efforts to market. The Company denies the allegations that it has abandoned the VNS product and that the payment is refundable, and intends to vigorously defend such claim.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            Number                    Exhibit
            ------                    -------

            11.1                 Statement of computation of per share earnings

            27                   Financial Data Schedule

       (b)  Reports on Form 8-K.

       On March 19, 1996, the Company filed a report on Form 8-K relating to its acquisition of the assets of Blue Squirrel, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                The ForeFront Group, Inc.


                                By: /s/ David Sikora
  Date:  May 13, 1996              __________________________________
                                David Sikora
                                President and Chief Executive Officer


                                By: /s/ Ernest D. Rapp
  Date: May 13, 1996               __________________________________
                                Ernest D. Rapp
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)