Form 10QSB
period 1996-06-30
FOREFRONT GROUP INC/DE
filed 1996-08-14
CIK 1002040

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                  FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE 6 MONTH PERIOD ENDED JUNE 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-27438

                               ----------------

                           THE FOREFRONT GROUP, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                76-0365256
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                        1330 POST OAK BLVD., SUITE 1300
                              HOUSTON, TEXAS 77056
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                   ISSUER'S TELEPHONE NUMBER:  (713) 961-1101

                               ----------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [_]


Number of shares of the issuer's Common Stock outstanding as of August 7, 1996:
  6,339,557

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

                           THE FOREFRONT GROUP, INC.

                                 BALANCE SHEETS

                 ASSETS                   DECEMBER 31,     JUNE 30,
                --------                  -------------  -------------
                                              1995           1996
                                          -------------  -------------
                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents               $ 4,941,188    $11,055,937
   Securities held to maturity               7,998,417             --
   Accounts receivable net of allowance
   of $-0- and $19,000                          20,919        820,119
   Interest receivable                              --         16,291
   Inventory                                        --         54,159
   Prepaid expenses and other                   18,902         79,368
                                           -----------    -----------

       Total current assets                 12,979,426     12,025,874

FURNITURE AND EQUIPMENT, net of
 accumulated depreciation of $127,801,
 and $174,615                                  147,861        594,784

PURCHASED SOFTWARE, net of
 accumulated amortization of $-0- and
 $13,413                                            --        124,597

OTHER ASSETS                                     4,068          5,721
                                           -----------    -----------

  Total assets                             $13,131,355    $12,750,976
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                         $   317,201    $   668,045
  Accrued liabilities                          348,085        572,418
  Current portion of deferred revenue           13,081         72,997
                                           -----------    -----------

  Total current liabilities                    678,367      1,313,460

Deferred revenue, net of current portion            --         34,845
                                           -----------    -----------

  Total liabilities                            678,367      1,348,305
                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   5,000,000 shares
   authorized, none outstanding                     --             --
  Common stock, $.01 par value,
   20,000,000 shares authorized,
   4,782,094 and 5,365,550 shares
   issued 4,699,949 and 5,059,306
   shares outstanding                           47,821         51,415
  Additional paid-in capital                16,756,181     19,560,366
  Deferred compensation                       (586,105)      (447,195)
  Accumulated deficit                       (3,763,059)    (7,760,065)
  Treasury stock, 82,145 shares at cost         (1,850)        (1,850)
                                           -----------    -----------

    Total stockholders' equity              12,452,988     11,402,671
                                           -----------    -----------

    Total liabilities and stockholders'
     equity                                $13,131,355    $12,750,976
                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           THE FOREFRONT GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       For the Three Months                      For the Six Months Ended
                                          Ended June 30,                                 June 30,
                                    -------------------------------            ----------------------------
                                        1995               1996                   1995                1996
                                    -------------------------------            ----------------------------
REVENUES:
  Licenses and royalties            $   19,647          $   720,802            $  135,818          $ 1,169,147
  Maintenance and services              15,090               27,323                33,823               44,611
  Other                                  1,575                5,168                 4,410               11,669
                                    ----------          -----------            ----------          -----------

    Total revenues                      36,312              753,293               174,051            1,225,427

COST OF MAINTENANCE, SERVICES
 AND PRODUCT LICENSES                   24,815              105,545                81,053              196,791
                                    ----------          -----------            ----------          -----------

  Gross profit                          11,497              647,748                92,998            1,028,636

OPERATING EXPENSES:
  Research and development             164,595              594,779               386,111              933,979
  Selling and marketing                 74,286              609,170               197,144              975,343
  General and administrative            73,711              413,620               142,529              619,065
  Acquired research and
   development costs                        --            2,358,723                    --            2,798,604
                                    ----------          -----------            ----------          -----------

  Operating loss                      (301,095)          (3,328,544)             (632,786)          (4,298,355)

OTHER:
  Interest income                        2,365              144,202                 3,799              301,349
  Interest expense                     (10,355)                  --               (12,217)                  --
                                    ----------          -----------            ----------          -----------

  Net loss                          $ (309,085)         $(3,184,342)           $ (641,204)         $(3,997,006)
                                    ==========          ===========            ==========          ===========

NET LOSS PER SHARE                      $(0.10)             $(0.65)               $(0.20)              $(0.83)
                                    ==========          ===========            ==========          ===========

SHARES USED IN COMPUTING
 NET LOSS PER SHARE                  3,262,870            4,871,357             3,260,896            4,800,931
                                    ==========          ===========            ==========          ===========


   The accompanying notes are an integral part of these financial statements.

                           THE FOREFRONT GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           For the Six Months Ended June 30,
                                          ------------------------------------
                                                     1995          1996
                                                  ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(641,204)   $(3,997,006)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                        19,822         60,227
  Non-cash acquired research and
   development costs                                       --      2,798,604
  Compensation expense and amortization
   of deferred compensation related to
   certain stock options                                   --        123,191
  Provision for doubtful accounts                          --         19,000
  Changes in operating assets and
   liabilities
  (Net of Blue Squirrel and BookMaker
   asset acquisitions):
  (Increase) decrease in receivables                   66,255       (643,733)
  Increase in prepaid expenses                         (6,583)       (42,088)
  (Increase) decrease in other assets                     850         (8,646)
  Increase (decrease) in accounts payable              (9,182)       333,007
  Decrease in accrued liabilities                     (39,896)      (106,307)
  Increase (decrease) in current and long
   term deferred revenue                              (26,022)        72,761
                                                    ---------    -----------

  Net cash used by operating activities              (635,960)    (1,390,990)
                                                    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities held
   to maturity                                             --      7,998,417
  Purchase of furniture and equipment                      --       (452,744)
  Cash paid for Blue Squirrel asset
   acquisition                                             --       (128,018)
  Net cash received from BookMaker
   acquisition                                             --         77,234
                                                    ---------    -----------
  Net cash provided by investing
   activities                                              --      7,494,889
                                                    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options               1,000         10,850
  Proceeds from notes payable to
   stockholders and others                            480,705             --
                                                    ---------    -----------
  Net cash provided by financing activities           481,705         10,850
                                                    ---------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (154,255)     6,114,749

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                            279,407      4,941,188
                                                    ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                             $ 125,152    $11,055,937
                                                    =========    ===========




   The accompanying notes are an integral part of these financial statements.

                           THE FOREFRONT GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The balance sheet at June 30, 1996 and the related statements of operations for the three months and six months and cash flows for the six month periods ended June 30, 1996 and 1995 are unaudited. These interim financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

REVENUE

       Software licensing revenue is recognized upon delivery to the customer and the receipt and acceptance of a signed contract or order if there are no significant post-delivery obligations. Maintenance contract revenues are priced separately and recognized ratably over the terms of the agreements. Consulting service revenues, which include development and professional fees, are recognized as the services are rendered.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

       The Company considers highly liquid investments with a maturity of 3 months or less when purchased to be cash equivalents. At June 30, 1996, the Company's entire investment portfolio consisted of U.S. government debt securities which mature July 25, 1996 and August 22, 1996, and are classified as cash and cash equivalents.

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

PURCHASED SOFTWARE

       Purchased software results from the acquisition of the assets of Blue Squirrel, Inc. (Blue Squirrel) in March 1996 and BookMaker Corporation ("BookMaker") in June, 1996 (See Note 3) and is recorded at cost. Amortization is calculated on the straight-line method over the estimated lives of the products, which in these instances are 18-24 months.

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

       Shares of convertible preferred stock are treated as if converted to common stock on the respective dates of original issuance. In December 1995, concurrent with the closing of the Company's initial public offering, all shares of Series A and Series B Preferred Stock were converted into 1,462,953 shares of the Company's Common Stock at a conversion rate of one share of Common Stock for every 2.26 shares of Series A Preferred Stock and one share of Common Stock for every 2.256 shares of Series B Preferred Stock. All rights, preferences and privileges associated with the Company's previously outstanding preferred stock were terminated upon conversion.

2.  INITIAL PUBLIC OFFERING

       On December 26, 1995, the Company completed an initial public offering of 1,700,000 common shares at $8.00 per share. Proceeds from the IPO were approximately $11,854,522 of cash, net of underwriting costs and other offering costs of $1,745,478. The Company issued warrants to purchase 170,000 shares of common stock at a price of $9.60 per share to the underwriters upon closing of the initial public offering. The purchase price of the warrants was $.001 per warrant. The warrants have a five-year term beginning twelve months from the date of the consummation of the initial public offering. See Liquidity and Capital Resources included elsewhere herein.

3.  ACQUISITION

       On June 12, 1996, the Company acquired the assets of BookMaker. The consideration consisted of 248,375 shares of the Company's Common Stock issued at closing (the "Closing Shares"), and 199,262 shares of the Company's Common Stock (the "Earnout Shares") issued at closing and deposited in escrow to be delivered to BookMaker subject to satisfaction of certain milestones for the remainder of 1996 and 1997. One third of the Earnout Shares are subject to release from escrow on or before April 30, 1997, and the remaining two thirds of the Earnout Shares are subject to release on or before April 30, 1998, based upon the revenues and gross profit before income tax of BookMaker's operations after the closing for the 1996 and 1997 periods, respectively. Any Earnout Shares not earned shall be forfeited. 10% of the Closing Shares (the "Escrow Shares") are held in escrow for a period of two years from the Closing to cover losses due to breach of representations and warranties. The Company must register the shares within 120 days of closing. Holders of the Earnout and Escrow Shares are entitled to voting and dividend rights during the period such shares are held in escrow. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of BookMaker have been included in the operating results since the date of acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The initial purchase price was allocated as follows:

Working capital, other than cash         $   81,658
Furniture and equipment                      25,528
Purchased software                           66,900
Other assets                                  1,500
Acquired research and development         2,358,723
                                         ----------
Purchase price, net of cash received     $2,534,309
                                         ==========

Additionally, the three founders of BookMaker entered into employment agreements with the Company and received an option to purchase 5,000, 5,000 and 10,000 shares, respectively of the Company's Common Stock at fair market value on the date of issuance. These options were granted in exchange for the three founders executing non-competition agreements covering the eighteen month period from the closing date.

       The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period.

                                                  Six Months Ended
                                                       June 30
                                                     (unaudited)
                                                1995             1996
                                          -----------------  -------------
Net Revenues                                    $1,027,815    $ 1,940,446
Operating Loss                                  $ (731,208)   $(4,363,283)
Net Loss                                        $ (739,999)   $(4,061,944)
Net Loss Per Share                              $    (0.21)   $     (0.81)

Net Loss (excluding acquired research
 and development)                               $ (739,999)   $(1,263,340)
Net Loss Per Share (excluding acquired
 research and development)                      $    (0.21)   $     (0.25)

          The pro forma financial information is not necessarily indicative of the results of operations if the Company and BookMaker had been a single entity for the entire period.

4.     COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

       The Company's current operating lease for its corporate headquarters for approximately 10,200 square feet of office space began July 1, 1996 and expires June 30, 2001. The minimum commitment for this office space is approximately $153,000 annually.

       The Company also executed a new operating lease for its Salt Lake City, Utah location for approximately 3,000 square feet of office space beginning August 1, 1996 and expiring July 31, 2001. The minimum commitment for this office space is approximately $38,700 annually.

ROYALTY AGREEMENT

       On July 9, 1996, the Company and Tripos Inc. terminated the strategic alliance agreement entered into in January 1995 for the Company's VNS product for which the Company had received a non-refundable $100,000 payment. The Company paid Tripos $14,285 and agreed to pay a royalty of 10% of any future revenue received by the Company during the subsequent two year period ending July 1998 from sales of the VNS in the chemical or pharmaceutical markets up to an aggregate of $45,715.

5.  SUBSEQUENT EVENT

       On July 22, 1996, the Company consummated the acquisition of AllMicro, Inc. ("AllMicro") pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 19, 1996 (the "Merger Agreement") by and among the Company, AllMicro Acquisition Corporation, AllMicro and the stockholders (the "Stockholders") of AllMicro. The acquisition was effected by way of a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into AllMicro. As a result of the Merger, AllMicro became a wholly-owned subsidiary of the Company. The Merger is being treated as a "pooling of interests" for accounting purposes. Pursuant to the Merger Agreement, the Stockholders received an aggregate of 1,056,152 shares of common stock, $.01 par value of the Company ("ForeFront Common Stock"), ten percent of which was placed in escrow to satisfy claims of the Company that may arise for any breach of the representations and warranties made by AllMicro and the Stockholders in the Merger Agreement. The escrow shares will be released upon the filing of audited financial statements for 1996 by the Company, except for pending claims.

       The shares of the Company's Common Stock were issued to the Stockholders pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act"); however, the Stockholders agreed not to sell the shares of ForeFront's Common Stock acquired in the Merger prior to the time that combined financial results covering at least 30 days post-Merger combined operations of the Company and AllMicro have been published. The Stockholders have also been granted certain other piggyback registration rights under certain circumstances. In addition, any sales of ForeFront Common Stock by the Stockholders must be in compliance with the volume limitations of Rule 145 under the Securities Act.

       The following pro forma information has been prepared assuming that this transaction had taken place at the beginning of the period but only includes the activity of BookMaker since the closing of that acquisition on June 12, 1996.

                                                   Six Months Ended
                                                        June 30
                                                      (unaudited)
                                                1995             1996
                                          -----------------  -------------
Net Revenues                                    $2,987,326    $ 5,863,784
Operating Income (Loss)                         $  149,484    $(3,272,884)
Net Income (Loss)                               $  142,892    $(2,952,253)
Net Income (Loss) Per Share                     $     0.03    $     (0.50)

Net Income (Loss) (excluding acquired
 research and development)                      $  142,892    $  (153,649)
Net Income (Loss) Per Share (excluding
 acquired research and development)             $     0.03    $     (0.03)

       The pro forma financial information is not necessarily indicative of the results of operations if the Company and AllMicro had been a single entity for the entire period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

       The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the financial statement line item discussions below. Readers are also encouraged to refer to the Company's 1995 Annual Report on Form 10-KSB and Quarterly Report on Form 10-QSB for the first quarter 1996, previously filed, for further discussion of the Company's business and the risks and opportunities attendant thereto.

       The ForeFront Group, Inc. ("ForeFront" or the "Company") completed its initial public offering December 26, 1995. ForeFront develops, markets and supports client server and integrated applications software that enables the capture, organization and exchange of information over the Internet and private computer networks. The Company's Virtual Notebook System (the "VNS"), launched in 1992, is an integrated applications software product which was licensed exclusively to the Company by Baylor College of Medicine. The Company intends to expand and further develop its Internet product line based upon its VNS technology. Currently, ForeFront's products include, but are not limited to:
WebWhacker(TM) - a tool that enables the storage of information captured from the World Wide Web for off-line use; GrabNet(TM) - a tool that enables client capture and organization of information from the World Wide Web; WebSeeker(TM) (formerly SqURL(TM)) - a tool to run information queries through more than 20 Internet search engines simultaneously; RoundTable(TM) - a multimedia group collaboration product commercially released in May 1996; ClickBook(TM), a utility program that enables users to transform documents into professional quality, double-sided booklets using a laser or inkjet printer; and Surf N Print(TM), a printing utility that enables users to instantly turn any Internet, on-line service, CD-Rom or Windows program file into a double-sided booklet.
The Company delivers its products through multiple distribution channels. The Company currently offers its Internet products via the Internet, and through original equipment manufacturers ("OEMS"), systems integrators, and value added resellers ("VARS"). The Company also intends to make its Internet products available for purchase at traditional software retailers, and to seek alliances with other computer software companies to incorporate bundled versions of the Company's Internet products in the products of such other companies. Also, as a result of the completion of the AllMicro acquisition, the Company offers its products via direct marketing. (See "Subsequent Events").

RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 and 1996

       The Company's revenues increased from $174,051 in the six months ended June 30, 1995 to $1,225,427 in the comparable 1996 period. The Company's revenues for the 1995 period were primarily comprised of license revenue and maintenance and service revenues from the VNS product. During the comparable period for 1996, the Company's revenues were primarily comprised of license revenue from its desktop and collaborative products. The Company successfully entered into various OEM and other licensing agreements with several large established industry companies. License revenue of $753,930 was recognized in the six months ended June 30, 1996 from such agreements. Additionally, $55,725 of revenue related to these agreements has been deferred in accordance with SOP 91-1 for other insignificant obligations due to the licensees. This deferred revenue will be recognized over the terms of the agreements, generally 12-36 months, from the time of execution.

       The Company's research and development expenses increased by 142% from $386,111 in the six months ended June 30, 1995 to $933,979 in the comparable 1996 period. The increase is primarily due to additional research and development on the Company's new Internet line of products. The Company expects its research and development expense to continue to increase during 1996, reflecting anticipated increased expenses related to increased product development.

       Selling and marketing costs increased by 395% from $197,144 in the six months ended June 30, 1995 to $975,343 in the comparable 1996 period. The increase is primarily due to increased sales personnel and sales commissions, and the continued establishment and expansion of various distribution channels. The Company expects to increase its sales and marketing staff in accordance with the targeted revenue goals and expectations of management.

       General and administrative costs increased by 334% from $142,529 in the six months ended June 30, 1995 to $619,065 in the comparable 1996 period. The increase is due to increased personnel and recruiting costs, merger and acquisition activity as well as higher administrative costs as a result of becoming a public company.

       During March 1996, the Company acquired the assets of Blue Squirrel, a Utah based company and during June 1996, the Company acquired the assets of BookMaker, a California based company. The Company recorded the fair market value of net assets acquired, which included purchased software of $71,110 and $66,900, respectively and recorded a charge of $439,881 and $2,358,723, respectively for acquired research and development costs.

Three Months Ended June 30, 1995 and 1996

       The Company's revenues increased from $36,312 in the three months ended June 30, 1995 to $753,293 in the comparable 1996 period. The Company's revenues for the 1995 period were primarily comprised of license revenue and maintenance and service revenues from the VNS product. During the comparable period for 1996, the Company's revenues were primarily comprised of license revenue from its desktop and collaborative products. The Company successfully entered into various OEM and other licensing agreements with several large established industry players. License revenue of $429,000 was recognized in the quarter ended June 30, 1996 from such agreements. Additionally, $36,000 of revenue related to these agreements has been deferred in accordance with SOP 91-1 for other insignificant obligations due to the licensees. This deferred revenue will be recognized over the terms of the agreements, generally 12-36 months, from the time of execution.

       The Company's research and development expenses increased by 261% from $164,595 in the three months ended June 30, 1995 to $594,779 in the comparable 1996 period. The increase is primarily due to additional research and development on the Company's new Internet line of products. The Company expects its research and development expense to continue to increase during 1996, reflecting anticipated increased expenses related to increased product development.

       Selling and marketing costs increased by 720% from $74,286 in the three months ended June 30, 1995 to $609,170 in the comparable 1996 period. The increase is primarily due to increased sales personnel and sales commissions, and the continued establishment and expansion of various distribution channels. The Company expects to increase its sales and marketing staff in accordance with the targeted revenue goals and expectations of management.

       General and administrative costs increased by 461% from $73,711 in the three months ended June 30, 1995 to $413,620 in the comparable 1996 period. The increase is due to increased personnel and recruiting costs, merger and acquisition activity as well as higher administrative costs as a result of becoming a public company.

       During June 1996, the Company acquired the assets of BookMaker, a California based company. The Company recorded the fair market value of net assets acquired, which included purchased software of $66,900 and recorded a $2,358,723 charge for acquired research and development costs. Computer equipment acquired was capitalized at its estimated fair market value of $25,528. In addition, the Company assumed certain liabilities of BookMaker. Any future charges for acquired research and development costs are subject to certain milestones being achieved by BookMaker operations in 1996 and 1997 as well as other transactions the Company may consider from time to time.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1996 the Company had cash and cash equivalents of $11,055,937 and working capital of $10,712,414. The Company has financed approximately $2.8 million of cash used in operating activities from 1992 through 1995, primarily through the issuance of approximately $957,000 of preferred stock in 1992, $1.6 million of common stock in 1993 and $1.6 million of preferred stock and notes payable converted into preferred stock and $11,855,000 of common stock in 1995.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       On July 9, 1996, the Company and Tripos Inc. entered into a Settlement Agreement and Release wherein each party waived any further claims against the other arising out of the strategic alliance agreement entered into in January 1995 for the Company's VNS product. The Company paid Tripos $14,285 on execution and agreed to pay a royalty of 10% of any future revenue received by the Company during the subsequent two year period from sales of the VNS in the chemical or pharmaceutical markets, up to an aggregate of $45,715. The strategic alliance agreement was terminated as part of the settlement.

ITEM 2.  CHANGES IN SECURITIES

       On July 17, 1996, the Board of Directors of the Company adopted an amendment to Section 2.2 of the Company's Bylaws which permits stockholders of the Company holding in excess of ten percent (10%) of the outstanding voting securities to call a special meeting of the stockholders of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of the Stockholders of the Company was held on May 7, 1996, to consider and vote upon the following proposals with the following number of shares voted for and against and withheld for each director or proposal:

       (i)  Election of Directors.

                            For               Against             Withheld
                         ---------            -------             --------
    G. Anthony Gorry     4,478,160             None                  2,980
    David Sikora         4,476,290             None                  4,850
    Stephen J. Banks     4,476,160             None                  4,980
    Terry W. Ward        4,421,967             None                 59,173
    Grant Dove           4,476,290             None                  4,850

       (ii) Adoption of The ForeFront Group, Inc. 1996 Nonemployee Directors' Stock Option Plan:

                            For               Against               Withheld
                            ---               -------               --------
                        3,412,293              95,421                64,041

       (iii)Adoption of The ForeFront Group, Inc. 1996 Employee Stock Purchase
            Plan:

                             For               Against             Withheld
                             ---               -------             --------
                          3,510,807             54,050               6,898

       (iv) Ratification and Selection of Arthur Andersen LLP as
            Independent Public Accountants:

                             For                Against             Withheld
                             ---                -------             --------
                          4,475,710               2,630               2,800

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

            Number        Exhibit
            ------        -------

             3.2        Restated Bylaws

            10.1 Employment Agreement between the Company and Martin Mazner dated June 12, 1996.

            11.1        Statement of computation of per share earnings

            27          Financial Data Schedule



       (b)  Reports on Form 8-K.

            None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The ForeFront Group, Inc.



Date: August 14, 1996                  By: /s/ David Sikora
                                          ----------------------------------
                                       David Sikora
                                       President and Chief Executive Officer



Date: August 14, 1996                  By: /s/ Ernest D. Rapp
                                          ----------------------------------
                                       Ernest D. Rapp
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                         Officer)