Form 10QSB
period 1996-09-30
FOREFRONT GROUP INC/DE
filed 1996-11-14
CIK 1002040

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-QSB
(Mark One)

/x/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________
                    Commission File Number 0-27438

                       The ForeFront Group, Inc.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                    76-0365256
-----------------------------------------------------------------
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)    Identification No.)


                   1330 Post Oak Blvd., Suite 1300
                        Houston, Texas 77056
-----------------------------------------------------------------
              (Address of principal executive offices)

             Issuer's telephone number:  (713) 961-1101


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/           No / /


     Number of shares of the issuer's Common Stock outstanding as of November 4, 1996:  6,371,130

                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's 1995 Form 10-KSB filed pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                    The ForeFront Group, Inc.
                   CONSOLIDATED BALANCE SHEETS

                                   December 31,    September 30,
                                     1995              1996
                                   ------------    -------------
                                                    (unaudited)
            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents        $  5,502,223    $   8,600,991
  Securities held to maturity         7,998,417              ---
  Accounts receivable, net of
     allowance of $5,000 and
     $54,000                            118,604        1,318,252
  Interest receivable                       ---           35,924
  Inventory                             116,799          343,277
  Prepaid expenses                       45,745          191,078
  Intangible assets, net of
     accumulated amortization
     of $-0- and $47,715                    ---          202,285
                                   ------------    -------------
          Total current assets       13,781,788       10,691,807

FURNITURE AND EQUIPMENT, net of
  accumulated depreciation of
  $155,928 and $270,882                 204,207          876,915

PURCHASED SOFTWARE, net of
  accumulated amortization of
  $-0- and $33,451                          ---          104,559

OTHER ASSETS                              7,743           45,367
                                   ------------    -------------
          Total assets             $ 13,993,738    $  11,718,648
                                   ============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $    453,082    $   1,595,091
  Accrued liabilities                   641,085        1,097,971
  Current portion of deferred
     revenue                            113,081          337,198
                                   ------------    -------------
          Total current liabilities   1,207,248        3,030,260

  Deferred revenue, net of current
     portion                                ---           30,375
                                   ------------    -------------
          Total liabilities           1,207,248        3,060,635
                                   ------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    5,000,000 shares authorized,
    none outstanding                        ---              ---
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    5,838,246 and 6,450,692 shares
    issued, 5,756,101 and 6,144,448
    shares outstanding                   58,382           62,265
  Additional paid-in capital         16,747,614       19,575,277
  Deferred compensation                (586,105)        (403,110)
  Accumulated deficit                (3,431,551)     (10,574,569)
  Treasury stock, 82,145 shares
    at cost                              (1,850)          (1,850)
                                   ------------    -------------
          Total stockholders'
            equity                   12,786,490        8,658,013
                                   ------------    -------------
          Total liabilities and
            stockholders' equity   $ 13,993,738    $  11,718,648
                                   ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                   The ForeFront Group, Inc.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                               For the Three Months Ended   For the Nine Months Ended
                                     September 30,             September 30,
                                   1995          1996          1995           1996
                               -----------    -----------   -----------    -----------
NET REVENUES:
  Licenses and royalties       $ 1,500,904    $ 3,578,786   $ 4,449,997    $ 9,386,290
  Maintenance and services          13,934         14,964        52,167         71,244
                               -----------    -----------   -----------    -----------
       Total revenues            1,514,838      3,593,750     4,502,164      9,457,534

COST OF MAINTENANCE, SERVICES
AND PRODUCT LICENSES               309,227        707,275       879,174      1,805,601
                               -----------    -----------   -----------    -----------
       Gross profit              1,205,611      2,886,475     3,622,990      7,651,933

OPERATING EXPENSES:
  Research and development         214,702      1,215,853       600,813      2,149,832
  Selling and marketing            774,223      2,013,049     2,038,482      4,870,270
  General and administrative       420,738      2,455,167     1,080,749      3,903,705
  Acquired research and
   development costs                   ---            ---           ---      2,798,604
                               -----------    -----------   -----------    -----------
       Operating loss             (204,052)    (2,797,594)      (97,054)    (6,070,478)

OTHER:
  Interest income                    9,870        111,790        15,495        432,422
  Interest expense                 (22,780)           ---       (34,997)           ---
                               -----------    -----------   -----------    -----------
       Net loss                $  (216,962)   $(2,685,804)  $  (116,556)   $(5,638,056)
                               ===========    ===========   ===========    ===========
NET LOSS PER SHARE             $     (0.05)   $     (0.44)  $     (0.03)   $     (0.95)
                               ===========    ===========   ===========    ===========
SHARES USED IN COMPUTING NET
LOSS PER SHARE                   4,319,465      6,119,516     4,304,733      5,949,484
                               ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        The ForeFront Group, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                               For the Nine Months Ended
                                                       September 30,
                                                   1995           1996
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $   (116,556)  $ (5,638,056)
  Adjustments to reconcile net loss to
   net cash used by operating
   activities:
     Depreciation and amortization                   42,619        196,120
     Non-cash acquired research and
        development costs                               ---      2,798,604
     Compensation expense and amortization
        of deferred compensation related
        to certain stock options                     71,713        167,276
     Provision for doubtful accounts                    ---         49,000
     Changes in operating assets and liabilities
     (Net of Blue Squirrel and BookMaker
     asset acquisitions):
      Increase in receivables                       (51,208)    (1,074,181)
      (Increase) decrease in prepaid expenses         2,018       (126,955)
      Increase in inventory                         (96,164)      (164,521)
      Increase in other assets                     (187,916)      (322,048)
      Increase (decrease) in accounts payables         (270)     1,124,172
      Increase in accrued liabilities               313,399        126,246
      Increase in current and long term
        deferred revenue                             12,140        232,492
                                               ------------   ------------
  Net cash used by operating activities:            (10,225)    (2,631,851)
                                               ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities held
     to maturity                                        ---      7,998,417
  Purchase of furniture and equipment               (46,497)      (746,669)
  Cash paid for Blue Squirrel asset
     acquisition                                        ---       (128,018)
  Net cash received from BookMaker
     acquisition                                        ---         77,234
                                               ------------   ------------
  Net cash provided (used) by investing
     activities                                     (46,497)     7,200,964
                                               ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options             1,000         34,617
  Proceeds from preferred stock                   1,040,000            ---
  Proceeds from notes payable to stockholders
     and others                                     660,705            ---
  Repayments of notes payable to stockholders
     and others                                     (80,705)           ---
  Distributions to stockholders                    (699,757)    (1,504,962)
                                               ------------   ------------
  Net cash provided (used) by financing
     activities                                     921,243     (1,470,345)
                                               ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           864,521      3,098,768

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         533,547      5,502,223
                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  1,398,068   $  8,600,991
                                               ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                       The ForeFront Group, Inc.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996
                              (Unaudited)


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

     The consolidated balance sheet at September 30, 1996 and the related statements of operations for the three month and nine month and cash flows for the nine month periods ended September 30, 1996 and 1995 include the accounts of The ForeFront Group, Inc. and its wholly owned subsidiaries ("ForeFront" or the "Company") and are unaudited. All intercompany accounts and transactions have been eliminated in consolidation.

     These unaudited interim consolidated financial statements should be read in conjunction with the December 31, 1995 financial statements and related notes. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents and Marketable Securities

     The Company considers highly liquid investments with a maturity of 3 months or less when purchased to be cash equivalents. At September 30, 1996, the Company's entire investment portfolio consisted of U.S. government debt securities which mature October 3, 1996 and October 24, 1996, and are classified as cash and cash equivalents.

Purchased Software

     Purchased software results from the acquisition of the assets of Blue Squirrel, Inc. (Blue Squirrel) in March 1996 and BookMaker Corporation ("BookMaker") in June, 1996 and is recorded at cost. Amortization is calculated on the straight-line method over the estimated lives of the products, which in these instances are 18-24 months.

Revenues

     Software licensing revenue is recognized upon delivery to the customer and the receipt and acceptance of a signed contract or order if there are no significant post-delivery obligations. For sales which provide for upgrades for a one year period, the portion of the sale associated with the upgrade is unbundled and recognized as the upgrade is provided. Maintenance contract revenues are priced separately and recognized ratably over the terms of the agreements. Consulting service revenues, which include development and professional fees, are recognized as the services are rendered.

Expenses

     The cost of maintenance, services and product licenses includes purchases of materials and labor costs associated with providing post contract support. Commissions on product sales are included in selling and marketing expenses.

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

Net Loss Per Share

     The Company's net loss per share is based on the weighted average number of common shares outstanding, adjusted as described as follows. With one exception, common equivalent shares are excluded from the per share calculation, as the effect of their inclusion is antidilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, all common, preferred and common equivalent shares issued during the twelve months preceding or in contemplation of the Company's initial public offering (using the treasury stock method and the initial public offering price of $8 per share) have been included in the calculation of common and common equivalent shares outstanding for all periods prior to 1996.

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

3.   MERGER

     On July 22, 1996, the Company consummated the acquisition of AllMicro, Inc. ("AllMicro") pursuant to the terms of the Agreement and Plan of Reorganization, dated as of July 19, 1996 (the "Merger Agreement") by and among the Company, AllMicro Acquisition Corporation, AllMicro and the stockholders
(the "Stockholders") of AllMicro. The acquisition was effected by way of a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into AllMicro. As a result of the Merger, AllMicro became a wholly-owned subsidiary of the Company. The Merger was treated as a pooling of interests for accounting purposes. Pursuant to the Merger Agreement, the Stockholders received an aggregate of 1,056,152 shares of common stock, $.01 par value of the Company ("ForeFront Common Stock"), ten percent of which was placed in escrow to satisfy claims of the Company that may arise for any breach of the representations and warranties made by AllMicro and the Stockholders in the Merger Agreement. The escrow shares will be released upon the filing of audited financial statements for 1996 by ForeFront, except for pending claims.

     The shares of the Company's Common Stock were issued to the Stockholders pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act"). The Stockholders have also been granted certain other piggyback registration rights under certain circumstances. In addition, any sales of ForeFront Common Stock by the Stockholders must be in compliance with the volume limitations of Rule 145 under the Securities Act.

     As a result of the pooling of interests, the accompanying consolidated financial statements give retroactive effect to the acquisition, and as a result, the consolidated financial statements are presented as if ForeFront and AllMicro had been combined for all periods presented.

4.   COMMITMENTS AND CONTINGENCIES

Lease Agreements

     The Company executed a new operating lease for its Palo Alto, California location for approximately 4,000 square feet of office space beginning September 1, 1996 and expiring August 30, 1999. The minimum commitment for this office space is approximately $79,000 annually.

     The Company executed a new operating lease for its Clearwater, Florida location for approximately 16,000 square feet of office space beginning January 1, 1997 and expiring December 31, 2002. The minimum commitment for this office space is approximately $185,000 annually.

Item 2.   Management's Discussion and Analysis Or Plan of Operation.

Overview

     The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the financial statement line item discussions below. Readers are also encouraged to refer to the Company's
1995 Annual Report on Form 10-KSB and Quarterly Report on Form 10-QSB for the first and second quarters of 1996, previously filed, for further discussion of the Company's business and the risks and opportunities attendant thereto.

     ForeFront develops and markets Internet software which enables individuals and organizations to be more productive with information. ForeFront's Internet software allows users to get the maximum value from Internet information, by providing tools that effectively retrieve, manage and print information from the World Wide Web. In addition, through its purchase of AllMicro, Inc., ("AllMicro"), a direct telemarketing company, the Company republishes a number of software products for personal computer technicians and network administrators.

     The Company launched its first two Internet products in 1995: GrabNet(TM), a tool that enables client capture and organization of information from the World Wide Web (the "Web") (commercially released in July 1995), and WebWhacker(TM), a product that enables the storage of information captured from the Web for off-line use and distribution (released commercially in
December 1995).   The Company's third Internet product, RoundTable(TM), was
commercially launched in mid-1996. RoundTable provides realtime, Web-based multimedia conferencing over standard Internet connections.

     Through its acquisition of Blue Squirrel, Inc. ("Blue Squirrel") in
March 1996, ForeFront added WebSeeker(TM), a meta searching program available to Internet users that delivers search reports for over 20 common search engines and the corresponding Web pages directly to the user's desktop (commercially released in September 1996). WebSeeker is the result of ForeFront's new Salt Lake City development team and integrating the technology of Blue Squirrel's main product, SqURL, with ForeFront technology.

     The Company's newest product, WebPrinter(TM) (commercially released in October 1996), is the result of the acquisition of BookMaker Corporation ("BookMaker"). WebPrinter adds an important dimension to ForeFront's existing line of content retrieval and delivery tools, allowing users to print information on the Web in a booklet format, thereby creating a personalized publication from the Web. The BookMaker acquisition also added ClickBook(TM), a Windows and Macintosh utility program that turns virtually any laser or inkjet printer into a printing press, enabling users to transform documents into professional-quality, double-sided booklets.

     The acquisition of AllMicro (now called ForeFront Direct, Inc.) established an immediate channel of over 60 sales professionals for ForeFront to market its family of Internet productivity products to Web users. AllMicro's product line, which includes the AllMicro Anti-Virus(TM), The Troubleshooter(TM), The Discovery Card(TM), The CNE Self-Study Course(TM), LAN Certifier(TM), Rescue Data Recovery(R) and WinWorks(TM), enables computer users and technicians to troubleshoot, tune and enhance the performance of their networks and personal computers.

     The Company delivers its products through multiple distribution channels, including electronic storefront and other online resellers over the Internet, through original equipment manufacturers ("OEMs"), systems integrators, value added resellers ("VARs"), catalogs, traditional software retailers and direct telemarketing. Commencing in the fourth quarter of 1996, the Company launched its Find It, Get It, Print It retail campaign and began retail distribution through Ingram Micro (wholesale), Egghead, Best Buy, CompUSA, MicroCenter and other retailers. The Company also intends to seek alliances with other computer software companies to incorporate bundled versions of the Company's Internet products in the products of such other companies. The Company recently opened an office in the United Kingdom to distribute its family of Internet products in the European markets.

Results of Operations

Nine Months Ended September 30, 1995 and 1996

     The Company's revenues increased 110% from $4,502,164 in the nine months ended September 30, 1995 to $9,457,534 in the comparable 1996 period. The Company's revenues for the 1995 period were primarily comprised of license revenue and maintenance and service revenues from the VNS product and direct sales of PC and utility software. During the comparable period for 1996, the Company's revenues were primarily comprised of license revenue from its desktop and collaborative products and direct sales of PC and utility software.

     The Company entered into various OEM and other licensing agreements with several large established industry companies. License revenue of $1,270,817 was recognized in the nine months ended September 30, 1996 from such agreements. Additionally, $124,808 of revenue related to these agreements has been deferred in accordance with SOP 91-1 for other insignificant obligations due to the licensees. This deferred revenue will be recognized over the terms of the agreements, generally 12-36 months, from the time of execution. In addition, $170,500 of license revenues which provide for upgrades for a one year period have been deferred in the current period and will be recognized as the obligation is fulfilled.

     The Company's research and development expenses increased by 258% from $600,813 in the nine months ended September 30, 1995 to $2,149,832 in the comparable 1996 period. The increase is primarily due to additional research and development personnel for the Company's new Internet line of products and includes a one-time charge of approximately $410,000 due to the purchase of several software licenses intended for future product development. The Company expects its research and development expenses to continue to increase during 1996, reflecting anticipated increased expenses related to increased product development.

     Selling and marketing costs increased by 139% from $2,038,482 in the nine months ended September 30, 1995 to $4,870,270 in the comparable 1996 period. The increase is primarily due to increased sales personnel and sales commissions, and the continued establishment and expansion of various distribution channels. The Company expects to increase its sales and marketing expenses as it expands marketing efforts in its current and future distribution channels.

     General and administrative costs increased by 261% from $1,080,749 in the nine months ended September 30, 1995 to $3,903,705 in the comparable 1996 period. The increase is due to increased personnel and recruiting costs, merger and acquisition activity as well as higher administrative costs as a result of becoming a public company. This increase also includes a one-time charge of $1.56 million of transaction costs associated with the acquisition of AllMicro.

     During March 1996, the Company acquired the assets of Blue Squirrel, a Utah based company, and during June 1996, the Company acquired the assets of BookMaker, a California based company. The Company recorded the fair market value of net assets acquired, which included purchased software of $71,110 and $66,900, respectively, and recorded a charge of $439,881 and $2,358,723, respectively, for acquired research and development costs.

     During July 1996, the Company acquired AllMicro which was accounted for as a pooling of interests. As a result of the Merger, AllMicro became a wholly owned subsidiary of ForeFront. The accompanying consolidated financial statements give retroactive effect to the acquisition and the consolidated financial statements are presented as if ForeFront and AllMicro had been combined for all periods presented.

Three Months Ended September 30, 1995 and 1996

     The Company's revenues increased 137% from $1,514,838 in the three months ended September 30, 1995 to $3,593,750 in the comparable 1996 period. The Company's revenues for the 1995 period were primarily comprised of license revenue and maintenance and service revenues from the VNS product and direct sales of PC and utility software. During the comparable period for 1996, the Company's revenues were primarily comprised of license revenue from its desktop and collaborative products and direct sales of PC and utility software.

     The Company entered into various OEM and other licensing agreements with several large established industry players. License revenue of $516,887 was recognized in the quarter ended September 30, 1996 from such agreements. Additionally, $69,083 of revenue related to these agreements has been deferred in accordance with SOP 91-1 for other insignificant obligations due to the licensees. This deferred revenue will be recognized over the terms of the agreements, generally 12-36 months, from the time of execution. In addition, $58,000 of license revenues which provide for upgrades for a one year period have been deferred in the current period and will be recognized as the obligation is fulfilled.

     The Company's research and development expenses increased by 466% from $214,702 in the three months ended September 30, 1995 to $1,215,853 in the comparable 1996 period. The increase is primarily due to additional research and development personnel for the Company's new Internet line of products and includes a one-time charge of approximately $410,000 due to the purchase of several software licenses intended for future product development. The Company expects its research and development expenses to continue to increase during 1996, reflecting anticipated increased expenses related to increased product development.

     Selling and marketing costs increased by 160% from $774,223 in the three months ended September 30, 1995 to $2,013,049 in the comparable 1996 period. The increase is primarily due to increased sales personnel and sales commissions, and the continued establishment and expansion of various distribution channels. The Company expects to increase its sales and marketing expenses as it expands marketing efforts in its current and future distribution channels.

     General and administrative costs increased by 484% from $420,738 in the three months ended September 30, 1995 to $2,455,167 in the comparable 1996 period. The increase is due to increased personnel and recruiting costs, merger and acquisition activity as well as higher administrative costs as a result of becoming a public company. This increase also includes a one-time charge of $1.56 million of transaction costs associated with the acquisition of AllMicro.

     During July 1996, the Company acquired AllMicro which was accounted for as a pooling of interests. As a result of the Merger, AllMicro became a wholly owned subsidiary of ForeFront. The stockholders received an aggregate of 1,056,152 shares of Common Stock, ten percent of which was placed in escrow to satisfy claims of the Company that may arise for any breach of the representations and warranties made by AllMicro and the Stockholders. As a result of the pooling of interests, the accompanying consolidated financial statements give retroactive effect to the acquisition and the consolidated financial statements are presented as if ForeFront and AllMicro had been combined for all periods presented.

Liquidity and Capital Resources

     At September 30, 1996 the Company had cash and cash equivalents of $8,600,991 and working capital of $7,661,547. The Company has financed approximately $5.4 million of cash used in operating activities from 1992 through September 1996, primarily through the issuance of approximately $957,000 of preferred stock in 1992, $1.6 million of common stock in 1993 and $1.6 million of preferred stock and notes payable converted into preferred stock and $11,855,000 of common stock in 1995.

     The Company believes that the net proceeds from the initial public offering in December 1995, together with available funds and revenues will be sufficient to meet its anticipated cash needs for operations, working capital and capital expenditures through mid 1998. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise such capital when needed or on terms favorable to the Company.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Number     Exhibit

          2.1        Agreement and Plan of Reorganization
                     among the Company, AllMicro Acquisition
                     Corporation, AllMicro, Inc. and the
                     Shareholders listed on the execution pages thereto, dated July 19, 1996 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1996).

          10.1       Employment Agreement between the Company and
                     Michael Kaplan, dated July 22, 1996.

          10.2       The Company's 1996 Non-Qualified Stock
                     Option Plan

          11.1       Statement regarding computation of net loss per share

          27         Financial Data Schedule



     (b)  Reports on Form 8-K.

          A report was filed on June 27, 1996, as amended by a Form 8-K/A filed on August 23, 1996, in connection with the Company's acquisition of BookMaker Corporation on June 12, 1996.

          A report was filed on August 6, 1996, as amended by a Form 8-K/A on October 4, 1996, in connection with the Company's acquisition of AllMicro, Inc. on July 22,
          1996.
                               -12-

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The ForeFront Group, Inc.



Date: November 14, 1996            By: /s/ David Sikora
                                   David Sikora
                                   President and Chief Executive
                                   Officer



Date: November 14, 1996            By: /s/ Ernest D. Rapp
                                   Ernest D. Rapp
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)