Form 10KSB
period 1996-12-31
FOREFRONT GROUP INC/DE
filed 1997-03-31
CIK 1002040

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-KSB

(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM       TO       .


                         COMMISSION FILE NUMBER 0-27438
                      ------------------------------------

                            THE FOREFRONT GROUP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                    76-0365256
(STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


                       1330 POST OAK BOULEVARD, SUITE 1300
                           HOUSTON, TEXAS 77056 77056
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (713) 961-1101
                      ------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE
                      ------------------------------------


         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                              (TITLE OF EACH CLASS)

                      ------------------------------------

          Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

          Registrant's revenues for its most recent fiscal year: $13,798,466

          The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 20, 1997 was $16,859,805 based on the closing sales price of the Registrant's common stock on the Nasdaq National market on such date of $3.75 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent of the common stock are assumed to be affiliates.

          The number of shares of the Registrant's Common Stock outstanding as of March 20, 1997: 6,424,597.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Certain sections of the Registrant's definitive proxy statement to the Registrant's 1997 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Registrant's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-KSB.

                             INTRODUCTORY STATEMENT

          REFERENCES  MADE IN THIS ANNUAL REPORT ON FORM 10-KSB TO  "FOREFRONT,"
THE "COMPANY" OR THE "REGISTRANT" REFER TO THE FOREFRONT GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES. FOREFRONT, THE FOREFRONT LOGO, WEBWHACKER, WEBPRINTER, WEBSEEKER, GRABNET, CLICKBOOK INSTANTX, TROUBLESHOOTER, ALLMICRO, ANTIVIRUS SURVIVAL KIT, DISCOVERY CARD, RESCUE DATA RECOVERY, WINWORKS, CNE SELF STUDY COURSE, A+ CERTIFICATION COURSE, RAMPLUS, POST PLUS, VIRTUAL NOTEBOOK SYSTEM AND ROUNDTABLE ARE TRADEMARKS OF THE FOREFRONT GROUP, INC., WHICH MAY BE REGISTERED IN SOME JURISDICTIONS. ALL OTHER TRADEMARKS ARE OWNED BY THEIR RESPECTIVE OWNERS. WHEN USED IN THIS REPORT, THE WORDS "PLANS", "BELIEVES" AND "EXPECTS" AND SIMILAR CONDITIONAL EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY AND ITS REPRESENTATIVES MAY FROM TIME TO TIME MAKE ADDITIONAL FORWARD-LOOKING STATEMENTS. ALL OF SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO, THOSE CONTAINED IN THE SECTION ENTITLED "RISK FACTORS BEARING ON FUTURE RESULTS."

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

          Formed in 1992 and headquartered in Houston, Texas, ForeFront (NASDAQ:
FFGI) (http://www.ffg.com) develops and markets Internet, Intranet and PC/Network software applications for a variety of market segments including
PC/Network professionals, mobile computing, education, telecommunications, groupware and small office/home office (SOHO). ForeFront's Internet products include WebWhacker(TM), the first offline browser and recently named by Internet World Magazine (April 1997) as the premium product in its category, and WebPrinter(TM), a leading product that allows printing of HTML pages in booklet format. The Company's worldwide customer base includes industry leaders such as Microsoft Corporation ("Microsoft"), Apple Computer, Inc. ("Apple"), Mitsubishi Chemical America, Inc. ("Mitsubishi"), Verity, Inc. ("Verity"), Brother International and McGraw-Hill CEC, among others. The Company distributes its software products in over 600 retail stores in the United States, as well as internationally in Europe through its London-based sales office and in Japan through AISoft, Inc., a wholly owned subsidiary of Seiko-Epson. ForeFront Direct, the Company's wholly owned direct sales channel based in Clearwater, Florida, also markets the Company's Internet and Intranet software, and is a leading publisher of PC/Network software.

          The  Company  launched  its  first  two  Internet  products  in  1995:
GrabNet(TM), the first graphical bookmark management tool that enables client capture and organization of information from the World Wide Web and WebWhacker, a product that enables the storage of information captured from the Web for off-line use and distribution. The Company's first Intranet product,
RoundTable(TM), was launched in mid-1996. RoundTable provides realtime, Web-based multimedia conferencing over standard Internet connections. Through its acquisition of Blue Squirrel, Inc. ("Blue Squirrel") in March 1996, ForeFront added WebSeeker(TM), a meta searching program available to Internet users that delivers search reports for over 100 common search engines and the corresponding Web pages directly to the user's desktop.

          The Company's newest Internet product, WebPrinter(TM), is the result of the acquisition of BookMaker Corporation ("BookMaker") in June 1996. WebPrinter adds an important dimension to ForeFront's line of content retrieval and delivery tools, allowing users to print information on the Web in a booklet format, thereby creating a personalized publication from the Web. The BookMaker acquisition also added ClickBook(R), a Windows and Macintosh utility program that turns virtually any laser or inkjet printer into a printing press, enabling users to transform documents into professional-quality, double-sided booklets.

          The merger with AllMicro, Inc. (now ForeFront Direct, Inc.) established a marketing and distribution channel of over 90 sales professionals for ForeFront to market its family of Internet and Intranet products to Web users. ForeFront Direct primarily markets and sells PC/Network software to computer network administrators and technicians. ForeFront Direct's PC/Network product line, which includes the ForeFront Anti-Virus(TM), The Troubleshooter(TM), The Discovery Card(TM), Rescue Data Recovery(R), RamPlus(TM), PostPlus(TM) and WinWorks(TM), enables computer users And technicians to troubleshoot, tune and enhance the performance of their networks and personal computers. Additional products such as the CNE Self-Study Course(TM) and the A+ Certification Course(TM) provide computer technicians with training for certification as network administrators.

          The Company delivers its products through multiple distribution channels, including its proprietary electronic storefront and other online resellers over the Internet, original equipment manufacturers ("OEMs"), systems integrators, value added resellers ("VARs"), catalogs, and direct telemarketing. The Company introduced its Internet products for purchase from traditional software retailers in the fourth quarter of 1996. The Company also distributes its Internet products through alliances with other computer software companies that incorporate bundled versions of the Company's Internet products with the products of such other companies.

          The Company's strategy is to leverage its investment in the distribution infrastructure made in 1996. The Company is continuing to develop additional productivity applications for the Internet, Intranet and PC/Network markets internally, and will continue to seek to acquire additional technologies from outside the Company, via licensing or acquisition, to accelerate the market entry of the Company's products.

INDUSTRY BACKGROUND

          THE INTERNET AND WORLD WIDE WEB

          The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. While the Internet was historically used by a limited number of academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving electronic mail, commercial organizations and individuals are increasingly dominating the use of the Internet. Recent technological advances, including increases in microprocessor speed and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have led to the Internet being integrated into the operations and strategies of commercial organizations and the activities of individuals.

          Much  of  the  recent  growth  in  Internet  use  by  businesses   and
individuals has been driven by the emergence of a network of servers and information available on the Internet called the World Wide Web. The Web is a network medium that is rich in content, activities and format. The Web medium includes a wide range of content such as magazines, news feeds, radio broadcasts, and corporate, product, educational, research, and political information, as well as activities, including customer service, electronic commerce, reservations, banking, games and discussion groups. International Data Corporation estimates that by the year 2000, one-third of all businesses and twenty-five percent (25%) of all households will be on the Internet. The Company believes that recent trends in the establishment of Internet access services such as AT&T's WorldNet and America Online ("AOL") will facilitate access to the Internet and result in a significant increase in the number of users of the Internet.

          The Web can be accessed using software that allows non-technical users to exploit the capabilities of the Internet easily. Electronic documents or "Web pages" which may contain textual, audio and video information, are published on Web sites in a common format. Users can view these Web pages by using widely available software called "Web browsers" such as the Netscape Navigator or the Microsoft Internet Explorer. Users specify which electronic documents they wish to view with their Web browser by entering each document's unique electronic Web address, or Universal Resource Locator ("URL"). Users can navigate the Web by making use of the hypertext link capability of Web documents. Hypertext links are active areas on a Web page which can be located anywhere else on the Web. This feature enables users to move from one page of content and activity to another related or "linked" page, without having to know the underlying address or URL of either document. Further, users can search for URLs through the use of online search engines, such as Lycos, Inc. ("Lycos") and Yahoo, Inc. ("Yahoo"), which provide guides to find and access information on the Web.

PRODUCTS

          The Company's products consist of client, server and integrated applications software for use on the Internet, corporate intranets and software for computer technicians and network administrators. A description of the Company's products follows.

          INTERNET PRODUCTS

          To address the need for productivity applications over the Internet, the Company's family of Internet products includes the following features:

          EASE OF USE. The Company builds lightweight, simple tools which can be used both by novices and experienced on-line users. For example, the Company's desktop software provides a consistent point and click graphical user interface that is independent of the server protocol, client operating system or means of network access.

          MULTI-PLATFORM SUPPORT. The Company's software is designed to operate on most popular computer platforms including Microsoft Windows 3.1, Windows 95 and Windows NT, and Apple Macintosh operating systems.

          STAND-ALONE  DESKTOP  PRODUCTS.   The  Company's  family  of  products
consists of desktop products that perform useful functions for Internet users on a stand-alone basis.

          OPEN  ARCHITECTURE.  The Company's  products are compatible  with most
applicable   industry   standards  and  are  built  upon  an  architecture  that
facilitates customization and integration with third party applications.

          The following is a brief description of the Company's current Internet desktop products:

   Product Version       Description
--------------------------------------------------------------------------------
     WebSeeker v3.0      Searches  100 of the most  popular  search  engines  at
                         once.   Retrieves  and  sorts  search  engine  results,
                         removes  duplicates,   visits,  manipulates,   monitors
                         sites, and more.
     WebWhacker v3.0     Downloads single pages,  groups of pages, or entire Web
                         sites.  Users can surf from their  desktops  without an
                         Internet connection.
     WebPrinter v2.0     Dramatically  expands the  printing  capabilities  of a
                         browser  by   effortlessly   turning   Web  pages  into
                         attractive, paper-saving booklets.
     Grabnetv2.0         Helps Internet users visualize  URLs.  Grabs images and
                         text from the Web to help  users  reuse,  navigate  and
                         organize  bookmarks  within a customized  collection of
                         folders.
--------------------------------------------------------------------------------

          The Company's plans for future Internet development currently comprise the integration of its desktop products for finding, getting and printing information into a single stand-alone product, targeted for release in mid 1997, and on additional upgrades to the Company's proprietary printing technology. In addition, the Company will continue to review complementary new technologies from outside the Company for licensing or acquisition.

          TECHNICIAN /NETWORK ADMINISTRATOR PRODUCTS

          In addition to the Internet and Intranet products, ForeFront publishes and markets 13 software products to computer technicians and network administrators through its wholly owned subsidiary, ForeFront Direct, Inc. (formerly AllMicro, Inc.) The merger with AllMicro, Inc. in July 1996 also established a marketing and distribution channel of over 60 sales professionals for ForeFront to market its family of Internet and Intranet products to Web users. In January 1997, ForeFront Direct relocated to larger quarters, with the result that there are presently over 90 full-time commission-only sales staff, with room to expand to approximately 150 sales persons.

          ForeFront Direct's product line includes an extensive array of products that enable computer users and technicians to troubleshoot, tune and enhance the performance of their networks and personal computers, including but not limited to the AntiVirus Survival Kit, The Troubleshooter, the Discovery Card, Rescue Data Recovery, RamPlus, PostPlus and WinWorks, and products that provide computer technicians with training for certification as network administrators, such as the CNE Self-Study Course and the A+ Certification Course. Most of these products have been either licensed to ForeFront Direct on an exclusive basis or assigned to the Company from third party developers, in exchange for the payment of royalties.

          The PC/Network products sold by ForeFront Direct have historically grown at a 35% annual rate, and in 1996 accounted for 71% of the Company's total revenues, or $9.8 million. Due to its historical 20% profit margin on sales, and its customer base of 45,000 PC technicians and network administrators, the Company intends to devote additional resources to developing, licensing and/or acquiring new software products focusing on the technical professional market.

          COLLABORATION/INTRANET PRODUCTS

          The growth of the Internet has also created market opportunities for software products enabling workgroup collaboration within and among organizations over the Internet and private computer networks. The Internet's e-mail capabilities facilitate the exchange of certain information over the Internet and Web, and certain Web servers and consumer online services permit individuals to conduct electronic conversations (or "chat") over the Web or on the service. Presently available groupware software, such as Lotus Notes, can be used to facilitate organizational communications and host discussion groups on private computer networks. In addition, users of Microsoft's NetMeeting can conduct one-on-one collaborative chat sessions. As individuals and organizations gain experience with the collaborative capabilities enabled by computer networks, the Company believes that Internet users will demand software products with a much greater level of sophistication than those currently available for the Internet or private computer networks. In particular, the Company believes that Internet users will demand products that enable "real-time" collaboration within a multimedia context, capabilities currently incorporated in the Company's RoundTable(TM) product.

          The Company's RoundTable product enables real-time multimedia collaboration. The basic conferencing function of the product allows a workgroup to work collectively on one or more canvas pages in real time, such that changes made to such pages by one workgroup participant are immediately visible to the other participants. The information that is changed or created during the conference is retained in object form for later access and retrieval. The tour function allows an individual to guide other participants through collections of pages on the Web. The chat function enables private conversations among select members of the workgroup. RoundTable was derived from the Virtual Notebook System(TM) ("VNS") technology developed at Baylor College of Medicine and licensed exclusively to the Company in connection with the formation of the Company.

         The VNS is an integrated applications software system originally based on an electronic analogy to the laboratory research notebook. The VNS provides scientific users with a familiar and more versatile metaphor for collecting and sharing of information than systems based on note, document or file metaphors. The VNS allows workgroups to create multiple libraries of shared electronic Virtual Notebooks. Each Virtual Notebook may contain as many pages as the owner wishes, with each page containing the user's desired combination of VNS objects, including text, images, hypertext cross references to other pages, dynamic links to external programs, and, with appropriate computer hardware, audio and video. Although it retains the central notebook metaphor, a Virtual Notebook is unlike an ordinary notebook. It is a distributed multimedia hypertext information system that, in essence, replicates the World Wide Web on a smaller scale.

         The original purpose of the VNS project at Baylor College of Medicine was to develop a system that would provide researchers at academic institutions with an electronic version of their paper notebooks, but also provide them new functionality for accessing and sharing multimedia information with their colleagues across networks. Company-funded development for commercial users enhanced the VNS to become a general purpose information management tool that is presently being used by a variety of industrial and academic groups across multiple disciplines. Due to the rapid growth of the Internet and the World Wide Web, the Company has focused its efforts on developing and marketing products which allow users to be more productive with information from the Web. However, a number of companies and research centers still use the VNS, and in 1996 the Company licensed the VNS for redistribution in Europe.

MARKETING AND DISTRIBUTION

         TARGET MARKETS

          The Company's internet products are targeted to general users of the World Wide Web and corporate intranets. The PC/Network products are targeted to the technical professional marketplace which includes PC technicians, network engineers, network administrators and webmasters.

         The Company sells its products through multiple distribution channels worldwide.

          INTERNET DISTRIBUTION. Organizations and individuals have the option to evaluate and purchase ForeFront software directly from the ForeFront StoreFront located on the Company's Web site. The Company utilizes its proprietary InstantX(TM) technology to securely process payment transactions, and also sells its products through third party online resellers such as c/net, atOnce.com and Saturn Solutions. The Company has historically made available free versions of its Internet software for limited trial use via the Internet.

          INDIRECT CHANNELS. The Company also distributes its products indirectly through OEMs, systems integrators, VARs and software retailers. OEMs, systems integrators and VARs complement the Company's direct sales efforts for institutional customers and provide sales support and service. The Company presently has agreements with Microsoft, XcelleNet, Inc., Verity, Apple and Mitsubishi, among others, to bundle the Company's Internet software with certain of their product offerings. In addition to the ClickBook and Rescue Data Recovery products, which have been sold in the software retail channel for several years, the Company's Internet products also became available for purchase at traditional software retailers in the fourth quarter 1996.

          DIRECT CHANNELS. The Company's direct distribution channel consists of a direct sales force and telemarketing organization located in Clearwater, Florida. This organization has historically sold PC/Network software to computer technicians and network administrators, but following the acquisition of
AllMicro, Inc., the Company's Internet and Intranet software is also sold through this channel. In cases where customers require industry-specific applications, the Company also provides training, support and consulting. The Company is in the process of expanding the sales staff at the Clearwater location and expects to have approximately 150 sales persons on staff by year end.

          INTERNATIONAL. The Company markets its products in Japan via licensing agreements with AISoft, Inc., a wholly owned subsidiary of Seiko Epson. AISoft provides all services necessary to translate the products into Kanji, at its expense. In September 1996, the Company opened its London, England office for distribution of the Company's Internet products in the retail and OEM channels in Europe. A total of seven persons are currently employed by the Company in European sales and marketing. In addition, the Company is evaluating the opening of a telemarketing operation in Europe similar to the operation in Clearwater, Florida for the PC/Network and Internet markets. It is anticipated that operations will commence by the beginning of the third quarter of 1997, and that a total of twenty sales persons could be on staff in Europe by year end.

PRODUCT DEVELOPMENT

          The Company's current development efforts are focused on new products, product enhancements and adapting existing products to new operating systems. The Company believes that its software development team represents a significant competitive advantage for the Company. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership.

          ForeFront believes that its future success will depend in large part on its ability to enhance its existing Internet productivity products and to develop other products complementary to these information management products as well as being the first to market with critical solutions.

          An important factor in the future success of the ForeFront Internet product suite will be the Company's ability to provide products that have more features, better scalability, and higher quality than products available from other vendors. Accordingly, the Company's primary development efforts are focused on improving the scalability and performance of its productivity software products.

          The Company also plans to continue to license and acquire new products that are complementary to existing products and that will augment the overall functionality of its PC/Network and information management product suites.

          Because many of the significant technologies in the ForeFront Internet product suite are implementations of Internet standard protocols which are constantly evolving, the Company actively participates in a number of Internet standards-setting groups and technical conferences.

          As of March 15, 1997, the Company's research and development staff, which is responsible for product development, quality assurance, technical documentation and product coordination, consisted of 27 full-time employees. From time to time the Company employs independent contractors for software development, documentation, artistic design and quality reviews. For the fiscal years ended December 31, 1996 and 1995, research and development expenses, excluding acquired research and development costs, were $3,021,318 and $887,717, respectively, which represented 22% and 15% of revenues, respectively. The Company has not capitalized any research and development expenses.

COMPETITION

          ForeFront competes in the highly competitive market for computer software. ForeFront believes that the principal competitive factors are technical innovation to meet dynamic market needs, marketing strength, features and performance, customer service and support, reliability, ease of use, price, and compatibility with browser software and operating systems.

          The market for Internet computer software has become increasingly competitive due to Netscape's and Microsoft's growing presence in all sectors of the Internet software business. The Company does not have the product breadth and market advantage of Microsoft and Netscape. Microsoft's dominant position provides it with competitive advantages, including the ability to unilaterally determine the direction of future operating systems and to leverage its strength in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even if the Company succeeds in introducing products with performance and features superior to those offered by Microsoft.

          Microsoft's ability to offer information management functionality in future versions of Internet Explorer and in any other Microsoft operating systems and application software, or to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to maintain its Internet business. Moreover, Microsoft's ability to offer products on a bundled basis can be expected to impair the Company's competitive position with respect to particular products. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that ForeFront will be able to ensure that its products will be compatible with those of Microsoft.

          In addition, virtually all of the Company's products compete with one or more specific products marketed by a variety of companies, ranging from small privately held companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. Major direct competitors to the Company include Microsoft, Netscape, Symantec Corporation, McAfee Associates, and Novell, Inc. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results.

          The Company believes that it has established significant brand awareness with its products, especially WebWhacker, and that this provides it with a strong competitive advantage to the other products in their categories. Furthermore, the Company believes that its emphasis on products which enable users to more effectively find, get and print information from the Web provides a solid foundation for future growth.

SUPPORT SERVICES

          The Company has made a commitment to provide timely, high quality technical support to meet the diverse needs of its customers and partners and to facilitate the adoption and use of its products. The Company offers licensed users of Internet and PC/Network products 30 to 90 days of technical support via electronic mail or telephone. The Company offers traditional support contracts for its server products.

MANUFACTURING SUPPLIERS

          The Company's products, which consist primarily of software diskettes and manuals, are duplicated by outside vendors. This allows the Company to minimize the need for expensive capital equipment in an industry in which multiple high-volume manufacturers are available.

BACKLOG

         Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's results of operations and to fluctuations in the Company's stock price.

GOVERNMENT REGULATION

          The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to the software industry or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, taxes, pricing and characteristics and quality of products and services. For example, the "Communications Decency Act of 1996," included as Title V of the landmark Telecommunications Act of 1996 enacted January 3, 1996, makes it a crime to use interactive computer services to knowingly send indecent or obscene messages, images, proposals, or other communications to a person under 18 years of age. Although there are several available defenses, including a protection under certain circumstances from liability for providers of interactive computer services who voluntarily attempt, in good faith, to restrict access to or availability of such material, the impact of the Communications Decency Act on the Company's business and the industry are unknown at this time. Such Act has recently been held unconstitutional by a U.S. appellate court; however, the decision is being appealed to the U.S. Supreme Court at this time. As a result, the application of such Act to the Company's business is far from certain. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the

Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

          Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained or anticipated to be contained in certain of the Company's Internet products, such products could be subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically. While ForeFront takes precautions against unlawful exportation, the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company's products. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, new legislation or regulation or unlawful exportation could have a material adverse impact on the Company's business, operating results or financial condition.

PROPRIETARY RIGHTS

          The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company presently has no patents or patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the Company's products. To license its products, the Company primarily relies on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

          The Company also relies on certain technology which it licenses from third parties, and will rely in the future on certain technology which it intends to license from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The inability to obtain or maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially adversely affect the Company's business, operating results and financial condition.

MATERIAL AGREEMENTS

          During 1996, the Company completed the acquisition of three private companies that delivered complementary technologies, talented development and marketing teams and immediate revenue channels. In March, the Company acquired all of the assets of Blue Squirrel, Inc. ("Blue Squirrel"), a Salt Lake City based development company, pursuant to an Asset Purchase Agreement dated March 8, 1996 in exchange for the assumption of $100,000 of liabilities and the issuance of 125,000 shares of Common Stock of the Company. As part of the transaction, the principals of Blue Squirrel entered into agreements not to compete with the Company for a two year period following the closing.

          In June 1996, the Company completed a second acquisition, acquiring all of the assets of BookMaker Corporation ("BookMaker"), a Palo Alto, California based development company. Pursuant to an Asset Purchase Agreement dated June 12, 1996, the Company issued an aggregate of 447,637 shares of Common Stock in exchange for all of the assets of BookMaker. A total of 24,837 of such shares are held in escrow until June 12, 1998, to satisfy any post closing liabilities, and 199,262 of such shares are subject to earn-out by BookMaker based on the attainment of product revenue and cost goals for 1996 and 1997 by the BookMaker business. As a result of the earn-out conditions, the Company is obligated to maintain, through December 31, 1997, the operations of BookMaker in the manner in which the business was conducted prior to the closing. The principals of BookMaker have agreed to not compete with the Company until the later of eighteen months following the closing or one year after termination of employment.

          Pursuant to Registration Rights Agreements entered into with each of Blue Squirrel and BookMaker, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission in December 1996, registering the resale of the shares of Common Stock issued in such transactions. The Registration Statement was declared effective on January 10, 1997. A total of 698,852 shares of Common Stock are covered by the Registration Statement, including 103,215 shares which were held by certain pre-IPO stockholders of the Company who had piggyback registration rights. An additional 4,971 shares of Common Stock which may be acquired upon exercise of warrants were also included in such registration. Pursuant to the BookMaker Registration Rights Agreement, the Company is required to maintain the effectiveness of the S-3 Registration Statement for thirty months or until all of the shares covered thereby are sold.

          In July 1996, the Company acquired all of the outstanding shares of capital stock of AllMicro, Inc., through a merger of its wholly owned subsidiary with and into AllMicro, Inc. Pursuant to the terms of the Agreement and Plan of Reorganization dated July 19, 1996, the Company issued a total of 1,056,512 shares of Common Stock to Michael and Anita Kaplan, sole stockholders of AllMicro, Inc. In addition, the Company entered into employment and non-compete agreements with a number of AllMicro's employees other than Mr. Kaplan, whereby the Company agreed to employ them for a two year period and pay them aggregate stay bonuses of $237,500 on each of the first and second anniversary dates of the closing, in exchange for their services to the Company and their agreement not to compete with the Company. The Company entered into a two year employment agreement with Mr. Kaplan, pursuant to which it has agreed to pay Mr. Kaplan a total of $250,000 per year for two years. An additional $250,000 is payable to Mr. Kaplan in twelve equal monthly installments following the closing of the transaction as consideration for his agreement not to compete with the Company until the expiration of one year after termination of employment, or three years after the closing, whichever is first. A Registration Rights Agreement was also entered into with Mr. Kaplan, providing him with piggyback registration rights on future offerings of equity securities by the Company or other stockholders.

EMPLOYEES

          As of March 15, 1997, the Company had a total of 190 employees, all of whom (except for seven) were based in the United States. Of the total, 27 were in research and development, 132 were engaged in sales and marketing and 31 were in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

          THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED BY ANYONE CONTEMPLATING AN INVESTMENT IN THE COMPANY'S COMMON STOCK. WHEN USED IN THIS REPORT, THE WORDS "PLANS", "BELIEVES" AND "EXPECTS" AND SIMILAR CONDITIONAL EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY AND ITS REPRESENTATIVES MAY FROM TIME TO TIME MAKE ADDITIONAL FORWARD-LOOKING STATEMENTS. ALL OF SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO, THE FOLLOWING:

          LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT. Although ForeFront was founded in 1990 and commenced shipments of its Virtual Notebook System ("VNS") product in 1992, it did not commence shipment of its initial Internet products until July 1995. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception and expects to continue to operate at a loss into 1997 and potentially beyond. As of December 31, 1996, the Company had an accumulated deficit of approximately $12.3 million. There can be no assurance that the Company will achieve or sustain profitability.

          MARKET RISKS; UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRICE EROSION. The market for the Company's software has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for over the Internet and private networks. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for products and services are subject to a high level of uncertainty. While the Company believes that its software products offer advantages for communication and information management over the Internet and private networks, there can be no assurance that the Company's products for communication and information management over the Internet or private networks will become widely adopted for these purposes.

          Because the markets for the Company's products and services are new and evolving, it is difficult to predict the future growth rate, if any, and size of these markets. There can be no assurance that markets for the Company's products will develop, that the Company's products or services will be adopted, or that individual PC users in business or at home will use the Internet or private networks for communication and information management. If markets fail to develop, develop more slowly than expected or become saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

          In particular, the Company's client/desktop software may be subject to price erosion due to free client/desktop software distributed by online service providers, other Internet-related software companies, Internet access providers and others. In addition, computer operating systems companies and Internet browser providers such as Microsoft, Netscape and International Business Machines Corporation ("IBM") are now bundling or are planning to bundle client software with their operating systems at little or no additional cost to users, or incorporating features in their browsers which have functionality similar to the Company's Internet desktop products, all of which may cause the price of the Company's client/desktop products to decline.

          RISKS OF TELESALES MARKETING; HIGH EMPLOYEE TURNOVER. Although the telemarketing industry has grown significantly in the last ten years, advances in new forms of direct marketing, such as the development of interactive commerce through television, computer networks (including the Internet) and other media, could have an adverse effect on the demand for telesales as a form of direct marketing. As the industry continues to grow, telemarketing's effectiveness as a direct marketing tool may also decrease as a result of consumer saturation and consumer resistance to telemarketing generally. Although the Company attempts to monitor industry trends and respond accordingly, the Company may not be able to anticipate and successfully respond to such trends in a timely manner.

          Telesales are labor-intensive and often characterized by high personnel turnover. All of the Company's telesales personnel commence employment on a relatively modest hourly wage, for a short period of time, and graduate to a commission-only compensation structure after several months. Those who do not achieve certain sales quotas are unable to continue on a commission-only structure and leave the Company. Some of the Company's telemarketing activities, particularly inbound customer service, require highly-trained employees. A high turnover rate among the Company's employees would increase the Company's recruiting and training costs, and if the Company were unable to recruit and retain a sufficient number of employees, it would be forced to limit its growth or possibly curtail its operations. In certain markets, the Company competes for qualified personnel with other sales companies, and periodically is required to pay premium hourly wages to attract and retain personnel. The Company may be unable to continue to hire and retain a sufficient number of qualified personnel, which would have a material adverse effect on the Company's business, financial condition and results of operations.

          COMPETITION. The market for Internet-based software and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors include browser software vendors, Web server software and service vendors, PC software vendors and online service providers.

          Although many Internet browsers and server products do not currently provide many features or products for application on the Internet such as those being marketed or developed by the Company, Netscape and Microsoft have each recently released or announced new versions of their respective browsers which incorporate features directly competitive with certain features of the Company's existing Internet products. It is probable that these products will incorporate additional functionality competitive with the Company's products at some point in the future. Both Microsoft and Netscape incorporate this functionality at little or no additional cost to customers. Additionally, there are a large number of recent competitive entrants to each of the Company's Internet products, except WebPrinter, thereby creating the potential for confusion in the marketplace. Although the Company believes that its products have established a significant brand awareness in the marketplace, the large number of competitive products, the accelerated pace of change, and the increasing adoption of functions similar to the Company's products in browsers by Microsoft and Netscape provide significant competitive challenges to the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

          NEW PRODUCT DEVELOPMENT AND RAPID TECHNOLOGICAL CHANGE. Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of its associated services. Accordingly, broad acceptance of the Company's software products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. In addition, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Further, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. If the Company is unable to develop on a timely basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

          The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training. For its PC/Network products, the Company relies on future technology from third party developers. The Company also relies to some extent on software from third parties which is integrated with internally developed software and used in the Company's products to perform key functions. Therefore, the Company's inability to maintain direct control over the future development of such products could result in delays or reductions in upgrades or product shipments. Delays or difficulties may result in the delay or cancellation of planned development projects and could have a materially adverse effect on the Company's business, operating results and financial condition.

          EVOLVING MULTIPLE DISTRIBUTION CHANNELS; RISK OF ELECTRONIC DISTRIBUTION. The Company's strategy is to develop multiple distribution channels. The Company has historically sold its Internet products primarily through direct sales via the Internet and OEMs. The Company began selling its Internet products through its direct telemarketing subsidiary in Florida in the third quarter of 1996, along with its technician and network administrator products, and introduced its Internet products into retail outlets in the United States and Europe in the fourth quarter 1996. There can be no assurance that the Company will be successful in distributing its products through retail channels or that the Company's telemarketing sales force will be able to market the Company's Internet products successfully. In addition, the possibility can occur that conflicts may develop between the Company's multiple distribution channels over the competitive impact resulting from such multiple channels. The failure to successfully distribute the Company's Internet products through the retail channels or by the direct telemarketers, or the development of a channel conflict, could materially adversely affect the Company's business, operating results or financial condition.

          The Company intends to pursue additional alliances with Internet software companies, printer, laptop and other hardware manufacturers, and access providers and other companies to accelerate the market entry of the Company's Internet products. There can be no assurance that the Company's existing strategic alliances will continue or that any future alliances will accelerate the acceptance of the Company's products or that the Company will be able to pursue or develop further alliances. The Company plans to expand its field sales force and its telemarketing organization. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

          In addition to expanding its direct sales channels, the Company will continue to distribute its products electronically through the Internet. Distributing the Company's products through the Internet makes the Company's software more susceptible than other software to unauthorized copying and use. The Company has historically allowed and currently intends to continue to allow potential customers to electronically download its client software for a free evaluation period. By distributing its products for free evaluation over the Internet, the Company may have reduced the future demand for its products. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company's business, operating results and financial condition would be materially adversely affected.

          FLUCTUATIONS IN OPERATING RESULTS. The Company's future operating results could be subject to significant fluctuations and volatility. The Company's revenues and quarterly operating results may experience significant fluctuations and be unpredictable as the result of a number of factors including, among others, introduction of new or enhanced products by the Company or its competitors, rapid technological changes in the Company's markets, seasonality of revenues, changes in operating expenses and general economic conditions. The Company's pattern of revenues and earnings may also be affected by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version of the product. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects.

          For the quarter ended December 31, 1996, the Company incurred a net loss of $1.7 million primarily due to continued establishment and expansion of various distribution channels as well as sales and marketing costs associated with the expansion of the various distribution channels. There can be no assurance that the Company will not incur additional losses in the future.

          VOLATILITY OF STOCK PRICE. In the past year the market for shares of technology companies and in particular the Company's Common Stock, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as technological innovations or new product introductions by the Company, its competitors or its customers may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand, release of competitive products or other factors, may have a significant impact on the market price of the Company's Common Stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

          MANAGEMENT OF ACQUISITIONS AND GROWTH. Since completion of its initial public offering in December 1995, the Company has consummated several acquisitions. The Company may make additional acquisitions in the future. While these acquisitions have broadened the Company's product portfolio and sales distribution channels, the acquisitions have resulted in the Company's competing with companies and in markets where it has not previously competed. As a result, there is uncertainty regarding customer acceptance of the combined products. There can be no assurance that the Company will be successful in realizing benefits from a broadened product portfolio and sales distribution channels. In addition, it is critical to the Company's success to integrate effectively the operations and businesses of the acquired companies, and to utilize effectively acquired intellectual property.

          The rapid execution necessary for the Company to fully exploit the market opportunities for its products and services requires an effective planning and management process. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company will also be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market for the Company's products and services. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

          DEPENDENCE ON THE INTERNET. Although some sales of the Company's products depend upon the growth of private networks and the computer technician market, sales growth of the Company's products will depend in large part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. In addition, acceptance of many of the Company's products, particularly those enabling real-time collaboration, will be dependent upon the sufficient availability of high-bandwidth on and connections to the Internet. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. There can be no assurance that the infrastructure of complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace.

          In order to support the continued growth and popularity of the Internet, certain infrastructure elements must expand to handle the resulting increases in Internet demand and traffic. These elements include widespread, inexpensive Internet access, either through Internet access providers or on-line services, and widely available high-speed communications channels to accommodate the increasing number and size of files available for downloading. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition will be materially adversely affected.

          PRODUCT RETURNS. Like other manufacturers of package software products, the Company is exposed to the risk of product returns from distributors and reseller customers. There can be no assurance that actual returns in excess of recorded allowances will not result in a material adverse effect on business, operating results and financial condition.

          DEPENDENCE ON KEY PERSONNEL. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled development teams. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The Company's performance is substantially dependent on the performance of its executive officers and key employees, and, in particular, David Sikora, the President and Chief Executive Officer, and Mike Kaplan, President of ForeFront Direct. Although each such individual has entered into a multi-year employment agreement with the Company, there can be no assurance that said individuals will elect to continue to perform services to the Company. The loss of the services of executive officers or any other key employees and the inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the business, operating results or financial condition of the Company.

          UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY; THIRD PARTY CLAIMS. See "-Proprietary Rights" elsewhere in this report for a discussion of the risks associated with intellectual property rights and third party claims.

          SECURITY RISKS. While the Company has not included any security protocols in its current Internet products, the Company believes it will be necessary to incorporate security protocols in certain of its future Internet products in order to assure the protection of customers' confidential information. Despite the incorporation of such technology, the Company's products may be vulnerable to break-ins and similar disruptions that would jeopardize the security of information stored in and transmitted through the computer systems of end users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally, and the Company's customer base and revenues in particular. The Company currently does not have adequate product liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

          GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. See "- Government Regulation" elsewhere in this report for a discussion of the risks associated with governmental regulation and legal uncertainties.

          INTERNATIONAL OPERATIONS. The Company has operations in various foreign locations. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, and political and economic instability.

ITEM 2.  DESCRIPTION OF PROPERTY.

          The  Company  leases   facilities  in  Houston,   Texas;   Palo  Alto,
California; Salt Lake City, Utah; Clearwater, Florida; and London, England. Its total current rental payments are approximately $43,000 per month.

          The Company believes that adequate facilities are available and that sufficient additional space will be available as needed thereafter.

ITEM 3.  LEGAL PROCEEDINGS.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock (symbol: FFGI) has been traded on the Nasdaq Stock Market since the Company's initial public offering in December 1995. The following table sets forth the range of high and low sales prices for each calendar quarterly period through December 31, 1996 as reported on the Nasdaq National Market:

                   YEAR ENDED DECEMBER 31, 1995   YEAR ENDED DECEMBER 31, 1996
                   HIGH                   LOW     HIGH                    LOW
Fourth Quarter     8.625                  8.25    10.875                  5.00
Third Quarter      N/A                    N/A     13.875                  8.938
Second Quarter     N/A                    N/A     20.75                   7.50
First Quarter      N/A                    N/A     10.094                  6.50

          As  of  March  20,  1997,   6,424,597  shares  of  Common  Stock  were
outstanding and the Company had 208 shareholders of record and approximately 2,400 beneficial owners.

          The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          Formed in 1992 and headquartered in Houston, ForeFront (NASDAQ: FFGI) (http://www.ffg.com) develops and markets Internet, Intranet and PC/Network software applications for a variety of market segments including PC/Network professionals, mobile computing, education, telecommunications, groupware and small office/home office (SOHO). ForeFront's Internet products include WebWhacker, the first offline browser and recently named by Internet World magazine as the premium product in its category, and WebPrinter, a leading product that allows printing of HTML pages in booklet format. The Company's worldwide customer base includes industry leaders such as Microsoft, Apple, Mitsubishi, Verity, Brother International and McGraw-Hill CEC, among others. The Company distributes its software products in over 600 retail stores in the United States, as well as internationally, in Europe through its London-based sales office and in Japan through AISoft, Inc., a wholly owned subsidiary of Seiko-Epson. ForeFront Direct, the Company's wholly owned direct sales channel based in Clearwater, Florida, also markets the Company's Internet and Intranet software, and is a leading publisher of PC/Network software.

          The Company delivers its products through multiple distribution channels, including its proprietary electronic storefront and other online resellers over the Internet, original equipment manufacturers ("OEMs"), systems integrators, value added resellers ("VARs"), catalogs, and direct telemarketing. The Company introduced its Internet products for purchase from traditional software retailers in the fourth quarter of 1996. The Company also markets its Internet products through alliances with other computer software companies that incorporate bundled versions of the Company's Internet products with the products of such other companies.

          The Company is continuing to develop additional productivity applications for the Internet, Intranet and PC/Network markets internally, and will continue to seek to acquire additional technologies from outside the Company, via licensing or acquisition, to accelerate the market entry of the Company's products.

RESULTS OF OPERATIONS

          NET REVENUES

          Substantially all of the Company's net revenues have been derived from product license revenues and, to a lesser extent, maintenance and service revenues which have been primarily attributable to separately-priced maintenance contracts and consulting. Maintenance contracts are usually for one year and are recognized ratably over the terms of the contracts. Service revenues include development and professional fees and are recognized as the services are rendered.

          Net revenues increased $7,745,000, or 128%, from $6,053,000 in 1995 to $13,798,000 in 1996, primarily due to the three strategic acquisitions, the introduction of eight additional products into existing and new distribution channels and increasing market acceptance of the Company's products. No customer accounted for more than 10% of the Company's net revenues during the years ended December 31, 1995 and 1996.

          As part of its strategy to develop multiple distribution channels, the Company expects to increasingly utilize its direct sales channel as well as indirect channels; however, the Company ships products to distributors on a purchase-order basis and the distributors carry competing product lines. Therefore, there can be no assurance that any distributor will continue to represent the Company's products and the inability to recruit or retain important distributors could adversely affect the Company's results of operations. Allowances for returns are provided based on historical rates of return and have not been material to date. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. There can be no assurance that actual returns in excess of recorded allowances will not result in a material adverse effect on operating results and financial condition.

          As described earlier, the merger with AllMicro, Inc., which was accounted for as a pooling of interests, resulted in the restatement of the Company's historical consolidated financial statements. The impact of the pooling of interests resulted in increasing the Company's consolidated net revenues by approximately $5,800,000 and $4,600,000 for the years ended December 31, 1995 and 1996, respectively. If the Company had accounted for the AllMicro transaction as a purchase instead of a pooling of interests, consolidated net revenues would have increased from $280,000 in 1995 to $9,198,000 in 1996.

          COST OF PRODUCT LICENSES

          The cost of product licenses primarily includes costs associated with product packaging, documentation, software duplication and shipping as well as royalties paid to third parties. The cost of product licenses increased $1,458,000, or 120%, from $1,217,000 in 1995 to $2,675,000 in 1996. The increase was due principally to the corresponding 128% increase in product license revenues during this period. Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company and the mix of products sold. The Company typically realizes higher gross margins through OEM arrangements, its electronic storefront and its direct channel than sales through the retail channel.

          RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expenses consist primarily of personnel costs including salaries and benefits, occupancy and travel expenses as well as outside consultant costs related to the research and development of the Company's products. These costs are charged to expense as they are incurred. Research and development expenses increased $2,133,000, or 240% from $888,000 in 1995 to $3,021,000 in 1996. The increase is attributable to the increase in research and development personnel whose efforts were focused on the Company's new line of Internet products and the purchase of two software licenses for $410,000 intended for future development. The Company believes that continued investment in research and development is required to remain competitive in the software industry, to enhance the functionality of its existing products and to develop additional products that complement currently available products. In addition, the Company expects that research and development expenses as a percentage of net revenues will fluctuate depending on future revenue growth, acquisitions and licensing of technology.

          In March 1996, the Company acquired the assets of Blue Squirrel, a Utah based company and during June 1996, the Company acquired the assets of BookMaker, a California based company. The Company recorded the fair market value of net assets acquired, which included purchased software of $71,000 and $67,000, respectively, and recorded a charge of $440,000 and $2,359,000, respectively for acquired research and development costs.

          SELLING AND MARKETING EXPENSES

          Selling and marketing expenses consist primarily of salaries and commissions of marketing and sales personnel, advertising and promotion expenses and customer service and support costs. Selling and marketing expenses increased $5,660,000, or 174%, from $3,246,000 in 1995 to $8,906,000 in 1996. The increase reflects increased salaries and commissions due to increased staffing and to increased sales commissions on significantly higher revenues, the continued establishment and expansion of various distribution channels in the United States and Europe, as well as increased marketing activities, including trade show participation, advertising and promotions.

          GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses consist primarily of salaries of administrative and executive personnel, merger and acquisition activity and other professional services. General and administrative expenses increased $3,097,000, or 267%, from $1,158,000 in 1995 to $4,255,000 in 1996. The increase is attributable to increased personnel and associated recruiting costs, merger and acquisition costs, including one-time charges of $1.6 million for transaction costs related to the merger with AllMicro, Inc., as well as higher administrative costs as a result of becoming a public company. Excluding the one-time charges, general and administrative expenses increased $1,497,000, or 129%, from $1,158,000 in 1995 to $2,655,000 in 1996.

          Additionally, the Company recorded noncash deferred compensation of approximately $726,000 in connection with certain options granted during 1995, of which approximately $140,000 and $201,000 was recognized as an expense in 1995 and 1996, respectively. The remaining deferred compensation will be amortized ratably over the vesting period of the options and will continue to impact the Company's results of operations. See Note 5 to the Company's Consolidated Financial Statements.

          INTEREST INCOME

          Interest income consists primarily of interest earned on cash and cash equivalents. Interest income increased $485,000, from $40,000 in 1995 to $525,000 in 1996. The increase was primarily attributable to the interest income earned as a result of the completion of the Company's Initial Public Offering (the "Offering") in December 1995 and resulting cash proceeds.

          INTEREST EXPENSE

          Interest expense relates to the senior convertible notes payable to stockholders and others which were issued in 1995. Such notes were exchanged for shares of the Company's Series B Preferred Stock or repaid in September 1995. The interest accrued to the date of retirement of such notes of $35,000 was paid at such time. See "Liquidity and Capital Resources" and Note 4 to the Company's Consolidated Financial Statements.

          INCOME TAXES

          The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had generated net operating loss carryforwards for financial reporting purposes of approximately $5.5 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2007. The Company's ability to utilize the carryforwards is expected to be limited by "changes in ownership," as such term is defined by federal income tax laws and regulations, that occurred upon the sale of 1,700,000 shares of Common Stock in December 1995, the acquisitions of Blue Squirrel and BookMaker in March 1996 and June 1996, respectively, and the merger with AllMicro, Inc. in July 1996. As there is no assurance of future taxable income, a valuation allowance has been established to fully offset the $2.2 million net deferred tax asset at December 31, 1996.

FACTORS AFFECTING OPERATING RESULTS

          As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues. However, the Company typically operates with no backlog. As a result, quarterly sales and operating results generally depend on the volume, timing and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. To the extent that any increases in operating expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996 the Company had cash and cash equivalents of $6,204,000 and working capital of $5,824,000. The Company has financed approximately $5 million of cash used in operating activities from 1992 through 1996 primarily through the issuance of approximately $957,000 of preferred stock in 1992, $1.6 million of common stock in 1993 and $1.6 million of preferred stock and notes payable converted into preferred stock and $11,855,000 of common stock in 1995. Net cash provided (used) by operating activities was $359,000 and $(4,785,000) in 1995 and 1996, respectively. Investing activities in 1995 totaled $8,055,000 and related primarily to purchases of securities from the net proceeds of the Offering. The cash provided by investing activities in 1996 of $6,900,000 relates primarily to the proceeds from the sale of securities of $8,000,000 net of purchases of furniture and equipment totaling $1,000,000. Net cash provided (used) by financing activities was $12,664,000 and $(1,451,000) for the same periods.

          The Company believes that its existing capital resources, together with anticipated revenues, will be sufficient to meet its anticipated cash needs for operations, working capital and capital expenditures through mid 1998. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise such capital when needed or on terms favorable to the Company.

          The Company's liquidity will be reduced as amounts are expended for continuing research and development, expansion of sales and marketing activities and development of its administrative function. While not currently anticipated, the Company's liquidity could also be reduced if significant amounts were expended for additional facilities and equipment or to license or acquire proprietary technology owned by others or to legally defend its proprietary technology. Additionally, depending on market conditions or future business opportunities, the Company may decide to issue additional equity or debt securities for cash or to acquire assets or technology of others. The working capital of the Company may also be used to acquire such assets or technology, reducing the funds available for alternative use.

ITEM 7. FINANCIAL STATEMENTS.

          The consolidated financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-18 of this Annual Report on Form 10- KSB, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information required by this item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Compensation" and "Compliance with Section 16(a)" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION.

          The information required by this item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Certain Relationships and Related Transactions" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities and Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

                  The following exhibits are filed as part of this report:

   Exhibit
     NO.                              DESCRIPTION OF EXHIBITS
--------------------------------------------------------------------------------
     2.1           --         Agreement  and Plan of  Reorganization  among  the
                              Company,    AllMicro   Acquisition    Corporation,
                              AllMicro,  Inc. and the Shareholders listed on the
                              execution  pages  thereto,  dated  July  19,  1996
                              (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1996).

     2.2           --         Asset Purchase  Agreement  between the Company and
                              BookMaker   Corporation,   dated  June  12,   1996
                              (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1996).

     3.1           --         Amended and Restated  Certificate of Incorporation
                              (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-977898-D).

     3.2           --         Restated  Bylaws  (incorporated  by  reference  to
                              Exhibit 3.2 to the Company's  Quarterly  Report on
                              Form  10-QSB for the period  ended June 30,  1996)
                              (File No. 000-27438).

     4.1           --         Specimen Common Stock Certificate (incorporated by
                              reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-977898-D).

     10.1          --         Amended  and  Restated   1992  Stock  Option  Plan
                              (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-977898-D).

     10.2          --         1996 Non-Qualified Stock Option Plan (incorporated
                              by  reference  to  Exhibit  10.2 to the  Company's
                              Quarterly Report on Form 10-QSB for the period ended September 30, 1996) (File No. 0-27438).

     10.3          --         1996  Non-Employee  Directors'  Stock  Option Plan
                              (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8)
                              (Registration No. 333-07721).

     10.4          --         1996 Employee Stock Purchase Plan (incorporated by
                              reference  to  Exhibit   99.2  to  the   Company's
                              Registration  Statement on Form S-8) (Registration
                              No. 000-27438).

     10.5          --         Employment   Agreement  between  the  Company  and
                              Martin Mazner dated June 12, 1996 (incorporated by
                              reference  to  Exhibit   10.1  to  the   Company's
                              Quarterly Report on Form 10-QSB for the period ended June 30, 1996) (File No. 000-27438).

     10.6          --         Employment   Agreement  between  the  Company  and
                              Michael Kaplan dated July 22, 1996 (incorporated by reference to Exhibit 10.1 to the Company's
                              Quarterly Report on Form 10-QSB for the period ended September 30, 1996) (File No. 000-27438).

     10.7*         --         Employment Agreement between the Company and David
                              Sikora dated December 23, 1996.

     10.8*         --         Amended and Restated 1996 Stock Option Plan.

     10.9          --         Registration  Rights Agreement between the Company
                              and certain  holders of Common and Preferred Stock
                              dated September 1995 (incorporated by
                              reference  to  Exhibit   10.10  of  the  Company's
                              Registration Statement on Form SB-2) (Registration
                              No. 33-977898-D).

     10.10         --         Registration  Rights  Agreement,  dated as of June
                              12, 1996, by and among The ForeFront  Group,  Inc.
                              and   BookMaker   Corporation   (incorporated   by
                              reference to Exhibit 99.3 to the Company's Current
                              Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 1996).

     10.11         --         Registration  Rights  Agreement,  dated as of July
                              19, 1996, by and among The ForeFront  Group,  Inc.
                              and the Shareholders of AllMicro, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 99.3 to the Company's Current
                              Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 1996).

     10.12         --         Form of Warrant Agreement with the Representatives
                              of the Underwriters  (incorporated by reference to
                              Exhibit  10.11  to  the   Company's   Registration
                              Statement   on  Form   SB-2)   (Registration   No.
                              33-97798-D).

     10.13         --         Form of Stock Purchase Warrant issued in September
                              1995 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-97798-D).

     10.14         --         Software License Agreement between the Company and
                              Baylor  College  of  Medicine   (incorporated   by
                              reference  to  Exhibit   10.2  to  the   Company's
                              Registration Statement on Form SB-2) (Registration
                              No. 33-97798-D).

     11.1*         --         Statement  regarding  computation  of net loss per
                              share.

     21.1*         --         List of subsidiaries of the Company.

     23.1*         --         Consent of Arthur Andersen LLP, independent public
                              accountants  (incorporated by reference to Exhibit
                              23.2  to  each  of  the   Company's   Registration
                              Statements on Form S-3 and Form S-8) (Registration
                              No.  333-18491  and  Registration  No.  333-19147,
                              respectively).

     27*           --         Financial Data Schedule.


*        Filed herewith.

          (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                           THE FOREFRONT GROUP, INC.

                                           By: /s/ David Sikora
                                           President and Chief Executive Officer
                                           Date: March 31, 1997


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1997                       /s/ David Sikora
                                           -------------------------------------
                                           David Sikora, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer and Director)


Date: March 31, 1997                       /s/ Ernest D. Rapp
                                           -------------------------------------
                                           Ernest D. Rapp, Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)


Date: March 31, 1997                       /s/ G. Anthony Gorry
                                           -------------------------------------
                                           G. Anthony Gorry, Chairman of the
                                           Board of Directors


Date: March 31, 1997                       /s/ Stephen J. Banks
                                           -------------------------------------
                                           Stephen J. Banks, Director


Date: March 31, 1997                       /s/ Grant Dove
                                           -------------------------------------
                                           Grant Dove, Director


Date: March 31, 1997                       /s/ Terry Ward
                                           -------------------------------------
                                           Terry Ward, Director

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The ForeFront Group, Inc.:


We have audited the accompanying consolidated balance sheet of The ForeFront Group, Inc., and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ForeFront Group, Inc., and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP




Houston, Texas
February 18, 1997

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET--DECEMBER 31, 1996



                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................   $  6,204,213
   Accounts receivable, net of allowance of $138,600 ................      1,450,241
   Inventory, net ...................................................        340,163
   Prepaid expenses and other .......................................        429,957
                                                                        ------------

                 Total current assets ...............................      8,424,574

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $346,726 .........................................      1,063,976

OTHER ASSETS, net ...................................................        145,384
                                                                        ------------
                 Total assets .......................................   $  9,633,934
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .................................................   $    857,780
   Accrued liabilities ..............................................      1,393,519
   Deferred revenues ................................................        349,391
                                                                        ------------

                 Total current liabilities ..........................      2,600,690

DEFERRED REVENUE, NET OF CURRENT ....................................         16,660

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none
        outstanding .................................................             --
   Common stock, $.01 par value, 20,000,000 shares authorized,
        6,488,275 shares issued, 6,182,031 shares outstanding .......         62,641
   Additional paid-in capital .......................................     19,594,230
   Deferred compensation ............................................       (369,336)
   Accumulated deficit ..............................................    (12,269,101)
   Treasury stock, 82,145 shares at cost ............................         (1,850)
                                                                        ------------

                 Total stockholders' equity .........................      7,016,584
                                                                        ------------
                 Total liabilities and stockholders' equity .........   $  9,633,934
                                                                        ============

The accompanying notes are an integral part of this consolidated financial statement.

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEARS ENDED DECEMBER 31
                                                                                       1995           1996
                                                                                   ------------   ------------
NET REVENUES:
   Licenses .....................................................................   $ 6,000,186   $ 13,725,921
   Maintenance and services .....................................................        52,600         72,545
                                                                                    -----------   ------------

        Total revenues ..........................................................     6,052,786     13,798,466

COST OF PRODUCT LICENSES ........................................................     1,217,182      2,675,434
                                                                                    -----------   ------------

        Gross profit ............................................................     4,835,604     11,123,032

OPERATING EXPENSES:
   Research and development .....................................................       887,717      3,021,318
   Selling and marketing ........................................................     3,246,174      8,906,307
   General and administrative ...................................................     1,158,406      4,254,646
   Acquired research and development costs ......................................            --      2,798,604
                                                                                    -----------   ------------

        Operating loss ..........................................................      (456,693)    (7,857,843)

OTHER:
   Interest income ..............................................................        39,859        525,255
   Interest expense .............................................................       (34,997)            --
                                                                                    -----------   ------------
        Net loss ................................................................   $  (451,831)  $ (7,332,588)
                                                                                    ===========   ============

NET LOSS PER SHARE ..............................................................   $      (.10)   $     (1.22)
                                                                                    ===========   ============

SHARES USED IN COMPUTING NET LOSS PER SHARE .....................................     4,383,490      6,002,427
                                                                                    ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             SERIES A                  SERIES B
                                            CONVERTIBLE               CONVERTIBLE
                                          PREFERRED STOCK           PREFERRED STOCK             COMMON STOCK           ADDITIONAL
                                       -----------------------  ------------------------  ------------------------      PAID-IN
                                          SHARES    PAR VALUE      SHARES     PAR VALUE      SHARES     PAR VALUE       CAPITAL
                                       -----------  ----------  -----------  -----------  -----------  ------------  --------------
BALANCE, December 31, 1994...........    2,000,000  $   20,000           --  $        --    2,670,853  $     26,708  $    2,557,221
EXERCISE OF STOCK OPTIONS............           --          --           --           --        4,440            44             956
ISSUANCE OF SERIES B PREFERRED STOCK
    IN SEPTEMBER 1995 AT $1.25 PER
    SHARE, net of offering costs of
    $10,000..........................           --          --      840,000        8,400           --            --       1,031,600
ISSUANCE OF PREFERRED STOCK IN
    SEPTEMBER 1995 AT $1.25 PER
    SHARE FOR CONVERSION OF NOTES
    PAYABLE..........................           --          --      464,000        4,640           --            --         575,360
DEFERRED COMPENSATION
    RELATING TO ISSUANCE OF
    CERTAIN STOCK OPTIONS............           --          --           --           --           --            --         726,375
AMORTIZATION OF DEFERRED
    COMPENSATION.....................           --          --           --           --           --            --              --
ISSUANCE OF COMMON STOCK IN
    CONJUNCTION WITH INITIAL PUBLIC
    OFFERING AT $8.00 PER SHARE, net
    of offering costs of $1,745,478..           --          --           --           --    1,700,000        17,000      11,837,522
CONVERSION OF ALL PREFERRED
    STOCK UPON CLOSING OF
    INITIAL PUBLIC OFFERING..........   (2,000,000)    (20,000)  (1,304,000)     (13,040)   1,462,953        14,630          18,410
ISSUANCE OF COMMON STOCK PURCHASE
    WARRANTS UPON CLOSING OF
    INITIAL PUBLIC OFFERING..........           --          --           --           --           --            --             170
DISTRIBUTIONS TO STOCKHOLDERS........           --          --           --           --           --            --              --

NET LOSS.............................           --          --           --           --           --            --              --
                                       -----------  ----------  -----------   ----------  -----------  ------------  --------------
BALANCE, December 31, 1995...........           --          --           --           --    5,838,246        58,382      16,747,614
ISSUANCE OF COMMON STOCK FOR BLUE
    SQUIRREL ACQUISITION.............           --          --           --           --      125,000         1,250         397,188
ISSUANCE OF COMMON STOCK FOR                                                                       --
    BOOKMAKER ACQUISITION............           --          --           --           --      223,538         2,235       2,411,975
AMORTIZATION OF DEFERRED
    COMPENSATION.....................           --          --           --           --           --            --         (15,719)
EXERCISE OF STOCK OPTIONS............           --          --           --           --       77,392           774          53,172
DISTRIBUTIONS TO STOCKHOLDERS........           --          --           --           --           --            --              --
NET LOSS.............................           --          --           --           --           --            --              --
                                       -----------  ----------  -----------   ----------  -----------  ------------  --------------
BALANCE, December 31, 1996...........           --  $       --           --   $       --    6,264,176  $     62,641  $   19,594,230
                                       ===========  ==========  ===========   ==========  ===========  ============  ==============


                                            DEFERRED        ACCUMULATED      TREASURY
                                          COMPENSATION        DEFICIT          STOCK          TOTAL
                                        ---------------   --------------   -------------   ------------
BALANCE, December 31, 1994...........   $            --   $   (2,125,100)  $      (1,850)  $    476,979
EXERCISE OF STOCK OPTIONS............                --               --              --          1,000
ISSUANCE OF SERIES B PREFERRED STOCK
     IN SEPTEMBER 1995 AT $1.25 PER
     SHARE, net of offering costs of
     $10,000.........................                --               --              --      1,040,000
ISSUANCE OF PREFERRED STOCK IN
     SEPTEMBER 1995 AT $1.25 PER
     SHARE FOR CONVERSION OF NOTES
     PAYABLE.........................                --               --              --        580,000
DEFERRED COMPENSATION
    RELATING TO ISSUANCE OF
    CERTAIN STOCK OPTIONS............          (726,375)              --              --             --
AMORTIZATION OF DEFERRED
    COMPENSATION.....................           140,270               --              --        140,270
ISSUANCE OF COMMON STOCK IN
    CONJUNCTION WITH INITIAL PUBLIC
    OFFERING AT $8.00 PER SHARE, net
    of offering costs of $1,745,478..                --               --              --     11,854,522
CONVERSION OF ALL PREFERRED
    STOCK UPON CLOSING OF
    INITIAL PUBLIC OFFERING..........                --               --              --             --
ISSUANCE OF COMMON STOCK PURCHASE
    WARRANTS UPON CLOSING OF
    INITIAL PUBLIC OFFERING..........                --               --              --            170
DISTRIBUTIONS TO STOCKHOLDERS........                --         (854,620)             --       (854,620)

NET LOSS.............................                --         (451,831)             --       (451,831)
                                         --------------    -------------    ------------   ------------
BALANCE, December 31, 1995...........          (586,105)      (3,431,551)         (1,850)    12,786,490
ISSUANCE OF COMMON STOCK FOR BLUE
    SQUIRREL ACQUISITION.............                --               --              --        398,438
ISSUANCE OF COMMON STOCK FOR
    BOOKMAKER ACQUISITION............                --               --              --      2,414,210
AMORTIZATION OF DEFERRED
    COMPENSATION.....................           216,769               --              --        201,050
EXERCISE OF STOCK OPTIONS............                --               --              --         53,946
DISTRIBUTIONS TO STOCKHOLDERS........                --       (1,504,962)             --     (1,504,962)
NET LOSS.............................                --       (7,332,588)             --     (7,332,588)
                                         --------------    -------------    ------------   ------------
BALANCE, December 31, 1996...........    $     (369,336)   $ (12,269,101)   $     (1,850)  $  7,016,584
                                         ==============    =============    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEARS ENDED DECEMBER 31
                                                                                      1995         1996
                                                                                   ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss .....................................................................  $ (451,831) $(7,332,588)
   Adjustments to reconcile net loss to net cash used by
        operating activities:
        Depreciation and amortization ...........................................      65,526      354,503
        Amortization of deferred compensation related to
            certain stock options ...............................................     140,270      201,050
        Non-cash acquired research and
            development costs ...................................................          --    2,798,604
   Changes in operating assets and liabilities:
        (Net of Blue Squirrel and BookMaker asset acquisitions)
        (Increase) decrease in net accounts receivable ..........................      61,006   (1,157,170)
        Increase in inventory ...................................................     (91,899)    (161,407)
        Increase in prepaid expenses and other current assets ...................      (7,821)    (476,049)
        Increase in other assets ................................................      (6,093)     (51,621)
        Increase in accounts payable and accrued liabilities ....................     653,411      808,655
        Increase (decrease) in deferred revenues ................................      (3,382)     230,970
                                                                                   ----------   ----------
            Net cash provided (used) by operating activities ....................     359,187   (4,785,053)
                                                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment ..........................................     (56,166)  (1,009,574)
   (Purchase) sale of marketable securities .....................................  (7,998,417)   7,998,417
   Cash paid for Blue Squirrel asset acquisition ................................          --     (128,018)
   Net cash received from BookMaker acquisition .................................          --       77,234
                                                                                   ----------   ----------
            Net cash provided (used) by investing activities ....................  (8,054,583)   6,938,059

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .......................................  11,854,522           --
   Proceeds from issuance of preferred stock ....................................   1,040,000           --
   Proceeds from exercise of stock options ......................................       1,000       53,946
   Proceeds from issuance of warrants ...........................................         170           --
   Proceeds from notes payable to stockholders and others .......................     660,705           --
   Repayments of notes payable to stockholders and others .......................     (80,705)          --
   Distribution payable .........................................................      43,000           --
   Dividend distributions .......................................................    (854,620)  (1,504,962)
                                                                                   ----------   ----------
            Net cash provided (used) by financing activities ....................  12,664,072   (1,451,016)
                                                                                   ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................   4,968,676      701,990

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR ......................................................................     533,547    5,502,223
                                                                                   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................  $5,502,223   $6,204,213
                                                                                   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND OPERATIONS:

          The ForeFront Group, Inc. (ForeFront or the Company) is a Delaware corporation incorporated on December 6, 1990. The Company develops and markets Internet software which enables individuals and organizations to be more productive with information. ForeFront's Internet software allows users to obtain Internet information by providing tools that effectively retrieve, manage and print information from the World Wide Web. In addition, through its merger with AllMicro, Inc. (now ForeFront Direct, Inc.), a direct telemarketing company, the Company republishes a number of software products for personal computer technicians and network administrators.

          In connection with the merger with AllMicro, Inc. on July 22, 1996, which was accounted for as a pooling of interests, the accompanying consolidated financial statements give retroactive effect to the merger and, as a result, the consolidated financial statements are presented as if ForeFront and AllMicro, Inc. had been combined for all periods presented.

          The Company delivers its products through multiple distribution channels including its electronic storefront and other online resellers over the Internet, original equipment manufacturers (OEMs), systems integrators, value-added resellers (VARs), catalogs and direct telemarketing. The Company also has alliances with other computer software companies to incorporate bundled versions of the Company's Internet products in the products of such other companies.

          ForeFront is developing products and has received limited revenues to date from Internet software products developed by the Company. The Company has incurred net losses since inception and expects to continue to operate at a loss into 1997 and potentially beyond. As of December 31, 1996, the Company had an accumulated deficit of approximately $12.3 million and its future operating results could be subject to significant fluctuations and volatility. The future success of the Company is dependent upon many factors, including the successful completion of its product development activities, the development of salable products, the identification of and penetration of markets for these products through multiple distribution channels, technological change and risk of obsolescence, the continued acceptance and use of the Internet as a viable commercial marketplace, the Company's ability to attract and retain key personnel and the successful integration of the operations and businesses of acquired companies.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          PRESENTATION

          The accompanying consolidated financial statements include the accounts of The ForeFront Group, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

          FOREIGN CURRENCY TRANSLATION

          Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are not material and are included in the determination of net loss.

          STATEMENT OF CASH FLOWS

          The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1996, the Company's entire investment portfolio consisted of U.S. Treasury Bills and is classified as cash and cash equivalents.


          In September 1995, the Company issued 464,000 shares of Series B preferred stock and warrants to purchase 48,369 shares of common stock in settlement of notes payable to stockholders and others, aggregating $580,000.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          INVENTORY

          Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists primarily of prepackaged software.

          PROPERTY AND EQUIPMENT

          Furniture and computer software and hardware are carried at cost and depreciated on the straight-line method using a four-year estimated useful life. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Property and equipment as of December 31, 1996 consist of the following:


Furniture                                         $         215,332
Computer software and hardware                            1,170,753
Leasehold improvements                                       24,617
                                                  -----------------
                                                          1,410,702
Less - Accumulated depreciation                            (346,726)
                                                  -----------------

Property and equipment, net                       $       1,063,976
                                                  =================

          ACCRUED LIABILITIES

          Accrued liabilities as of December 31, 1996 consist of the following:


Professional Fees                                 $         258,113
Salaries/benefits                                           606,637
Insurance                                                   130,719
Other                                                       398,050
                                                  -----------------
        Total accrued liabilities                 $       1,393,519
                                                  =================

          REVENUE

          Revenue  from  the  sale  of  software  products  is  recognized  upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Provisions for sales returns and exchanges were $0 and $124,000 in fiscal 1995 and 1996, respectively. Estimates of returns and exchanges may change in the future based upon future facts and circumstances. For sales which provide for upgrades, the portion of the sale associated with the upgrade is unbundled and recognized ratably over the terms of the agreements. Consulting service revenues, which include development and professional fees, are recognized as the services are rendered.

          COST OF PRODUCT LICENSES

          The cost of product licenses primarily includes costs associated with product packaging, documentation, software duplication and shipping as well as royalties paid to third parties. Commissions on product sales are included in selling and marketing expenses. At the initial license date, the Company recognizes the liability for the estimated cost of warranties and insignificant postdelivery obligations.

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

          NET LOSS PER SHARE

          The Company's net loss per share is based on the weighted average number of common shares outstanding, adjusted as described as follows. Common equivalent shares are generally excluded from the per share calculations, as the effect of their inclusion is antidilutive. However, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, all common, preferred and common equivalent shares issued during the twelve months preceding or in contemplation of the Company's initial public offering (using the treasury stock method and the initial public offering price of $8 per share) have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods prior to completion of the Company's initial public offering. Options and warrants granted by the Company prior to September 30, 1994, and not in contemplation of an offering have been excluded from the calculation of common and common equivalent shares outstanding because such options and warrants are antidilutive. Shares of convertible preferred stock are treated as if converted to common stock on the respective dates of original issuance.

3.       FEDERAL INCOME TAXES:

          The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company has generated net operating loss carryforwards (NOLs) of approximately $5.5 million available to reduce future income taxes. These carryforwards begin to expire in 2007. The Company's ability to utilize the carryforwards is expected to be limited by "changes in ownership," as such term is defined by federal income tax laws and regulations, that occurred upon the sale of 1,700,000 shares of common stock in December 1995, the acquisitions of Blue Squirrel and BookMaker in March 1996 and June 1996, respectively, and the merger with AllMicro, Inc. in July 1996.

          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1996. The valuation allowance increased $905,065 over the prior year. The components of the Company's deferred tax assets as of December 31, 1996, are as follows:


Net operating loss carryforwards                                    $1,886,443
Research and development tax credit carryforwards                       80,925
Allowance for returns/deferred revenue/depreciation                    209,078
                                                                 -------------
Total deferred tax assets                                            2,176,446
Less - Valuation allowance                                          (2,176,446)
                                                                 -------------
Net deferred tax asset                                           $         ---
                                                                 =============

          Prior to the merger, AllMicro, Inc. was an S Corporation for federal income tax purposes. In accordance with the S Corporation provisions of the Internal Revenue Code, this company's earnings (losses) are included in the personal tax returns of its stockholders; therefore, no income tax expense is recorded in the accompanying consolidated financial statements for the periods prior to the merger with ForeFront.

4.       STOCKHOLDERS' EQUITY:

          In October 1995, the board of directors approved a .44403-for-one reverse stock split. An amount equal to the decreased par value of the common shares has been reflected as a transfer from common stock to the additional paid-in capital account. Retroactive effect has been given to the reverse stock split in stockholders' equity and in all share and per share data in the accompanying consolidated financial statements.

          In September 1995, the Company's board of directors authorized the management of the Company to file a registration statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock to the public. The offering of 1,700,000 shares at $8.00 per share was consummated on December 26, 1995, with all of the preferred stock outstanding automatically converting into 1,462,953 shares of common stock.

          CONVERTIBLE NOTES

          In March, April and July 1995, the Company issued senior convertible promissory notes to certain stockholders, institutions and the former chief executive officer (the Former Officer) totaling $660,705. The note to the Former Officer was issued for the remaining amount due of his severance pay in the amount of $30,705. The notes bore interest at prime plus 2 percent and were due at the earlier of a common stock offering in which the offering raised at least $1,000,000 in capital or March 31, 1996.

          On September 26, 1995, the Company paid $80,705 in principal to two of the noteholders and paid interest totaling approximately $35,000 to all of the noteholders. The remaining principal of $580,000 was converted into 464,000 shares of Series B preferred stock at $1.25 per share in conjunction with the issuance of Series B preferred stock. The noteholders received warrants to purchase 48,369 shares of common stock at $2.82 per share pursuant to the note subscription agreements.

          PREFERRED STOCK

          In June 1992  through  November  1992,  the Company  issued  2,000,000 shares of Series A preferred stock in exchange for net proceeds totaling $986,605. On September 26, 1995, the Company issued 1,304,000 shares of Series B preferred stock for $1.25 per share. The placement included the conversion of $580,000 in principal of senior convertible notes payable and net cash proceeds of approximately $924,000.

          In December 1995, concurrent with the closing of the Company's initial public offering, all shares of Series A and Series B preferred stock were converted into 1,462,953 shares of the Company's common stock at a conversion rate of one share of common stock for every 2.26 shares of Series A preferred stock and one share of common stock for every 2.256 shares of Series B preferred stock. Except for certain registration rights, all rights, preferences and privileges associated with the Company's previously outstanding preferred stock were terminated upon conversion.

          WARRANTS

          The Company issued warrants to purchase 37,295 shares of common stock to the purchasers of the Series B preferred stock. Warrants to purchase 48,369 shares of common stock were also issued to the senior convertible promissory noteholders that exchanged notes into shares of Series B preferred stock. The warrants have a five-year term and allow the holders to purchase 85,664 shares of common stock at a price of $2.82 per share.

          The Company issued warrants to purchase 170,000 shares of common stock to the underwriters upon the closing of the initial public offering. The purchase price of the warrants was $.001 per warrant. The warrants have a five-year term from the date of the consummation of the initial public offering and are exercisable at a price of $9.60 per share.

5.       CAPITAL STOCK

          STOCK OPTION PLANS

          In July, 1996, the Board of Directors approved the 1996 Non-Qualified Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 1,250,000 shares of common stock have been reserved for issuance upon exercise of non-qualified options. The term of each option is determined by the Board with a maximum term of 10 years from the date of grant, but the options generally vest over a four-year period. At December 31, 1996, options to purchase 182,407 shares were available for future grants under the 1996 Plan. Subsequent to year end, the Board adopted the Amended and Restated 1996 Stock Option Plan (the "Amended 1996 Plan"), which increased the number of shares subject to the 1996 Plan to 2,000,000, and authorized the issuance of up to 750,000 incentive stock options under Section 422 of the Internal Revenue Code. Both of the above changes to the 1996 Plan are subject to stockholder approval.

          In March, 1996, the Board of Directors approved the 1996 Nonemployee Directors' Stock Option Plan (the "1996 Directors' Plan"). Under the 1996 Directors' Plan, 150,000 shares of common stock have been reserved for issuance upon exercise of the options. Each nonemployee director shall receive an option to purchase 20,000 shares of common stock upon election to the Board of Directors. Each subsequent year, the nonemployee directors shall each receive an option to purchase 5,000 shares of common stock. The options generally vest over a one year period.

          In June, 1992, the Company's stockholders approved the 1992 Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, as amended, 1,500,000 shares of common stock have been reserved for issuance upon exercise of non-qualified and/or incentive stock options at December 31, 1995. The term of each option is determined by the board of directors with a maximum term of 10 years from the date of grant, but the options generally vest over a four-year period. At December 31, 1995 and 1996, options to purchase 488,014 shares and 65,736 shares were available for future grants under the 1992 Plan.

          In June 1995, the Company amended option agreements providing for the purchase of 125,630 shares of common stock with an original exercise price of $2.82. In November 1995, the Company granted options to purchase 352,480 shares of common stock at $5.60 per share; however, the exercise prices were subsequently amended to $7.00 per share in December 1995. The revised exercise prices were equal to management's estimated fair value at the amendment dates.

          The Company believes that, at date of grant, the exercise price approximates fair value except for certain grants in August and September 1995. For options granted in August and September 1995, the Company recognized deferred compensation for the excess of the deemed value for accounting purposes of the common stock on the date the options were granted ($2.82 per share) over the $1.13 exercise price of such options. Aggregate deferred compensation of $726,375 resulted from the issuance of these options, and compensation expense is recognized ratably over the vesting period of each option, generally four years. The Company recognized $140,270 and $201,050 of this amount as
compensation   expense  for  the  years  ended   December  31,  1995  and  1996,
respectively.

          In November 1996, the Compensation Committee of the Board of Directors approved the repricing of substantially all of the Company's outstanding options held by the existing employees to the then current fair market value of $5.31 per share (the closing price on the date of such repricing) in order to incentivize the Company's employees.

          In accordance with the terms of APB No.25, the Company records no compensation expense for its stock option awards with an exercise price equal to the fair market value on the date of grant. As provided by SFAS No. 123
"Accounting for Stock-Based Compensation," the Company has adopted the disclosure requirements of SFAS No. 123 and has elected not to record compensation expense in accordance with this statement. Had compensation expense for the Company's stock option plans been recorded under the provisions of SFAS No. 123, the Company's hypothetical net loss and net loss per share would have been as follows:


                                                  1995                 1996
                                              ------------         ------------
Net loss:                  As reported        $   (451,831)        $ (7,332,588)
                           Pro Forma              (376,388)          (8,476,163)

Net loss per share:        As reported        $      (0.10)        $      (1.22)
                           Pro Forma                 (0.09)               (1.41)

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting hypothetical pro forma compensation cost may not be representative of that to be expected in future years.

          A summary of stock option activity follows:


                                     1992 STOCK OPTION PLAN      1996 STOCK OPTION PLAN         1996 DIRECTORS' PLAN
                                  --------------------------  ------------------------------  ------------------------
                                                   Weighted                     Weighted                      Weighted
                                                    Average                      Average                       Average
                                                   Exercise                     Exercise                      Exercise
                                     Options        Price        Options          Price         Options         Price
                                  ------------   -----------  --------------   -------------  -------------  ---------
Balance at December 31, 1994           151,315         $0.54              --              --             --         --

    Granted                          1,008,908          2.64              --              --             --         --
    Canceled                          (152,677)         1.13              --              --             --         --
    Exercised                           (4,440)         0.23              --              --             --         --
                                  ------------

Balance at December 31, 1995         1,003,106          2.56              --              --             --         --
    Granted                          1,278,500          5.50       1,912,876           $5.29         20,000     $8.625
    Canceled                          (856,222)         5.36        (845,283)           5.31             --         --
    Exercised                          (77,392)         0.70              --              --             --         --
                                  ------------                   -----------                    -----------

Balance at December 31, 1996         1,347,992                     1,067,593                         20,000
                                  ============                   ===========                    ===========

    Exercisable at
    December 31, 1995                  346,784                            --                             --
                                  ============                   ===========                    ===========
    Exercisable at
    December 31, 1996                  651,463         $3.22         130,531           $5.30         11,664     $8.625
                                  ============                   ===========                    ===========



                               OPTIONS OUTSTANDING
Range of Average                                         Weighted-Avg Remaining
 EXERCISE PRICES         AT DECEMBER 31, 1996               CONTRACTUAL LIFE
-----------------    -----------------------------      ------------------------
  $.23 - 2.82                 540,808                          7.4 years
 $5.31 - 7.125              1,860,082                          9.0 years
 $8.25 - 8.625                 34,529                          9.0 years
    $18.00                        166                          9.4 years

          The weighted average remaining contractual lives of the options issued pursuant to the 1992 Stock Option Plan, the 1996 Stock Option Plan and the 1996 Directors Plan are 8.3, 9.4 and 9.1 years, respectively.

          The weighted average fair value of options granted was $2.34 and $5.21 for the years ended December 31, 1995 and 1996, respectively. The fair market value of each option is estimated on the grant date using the Black-Scholes option pricing model, with the following assumptions:


                                           1995                       1996
                                      -----------------         ---------------
Stock volatility                            73%                        73%
Risk-free interest rate                      6%                         6%
Option term                               4 years                    4 years
Stock dividend yield                         --                         --


          EMPLOYEE STOCK PURCHASE PLAN

          In November 1995, the Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") for all eligible employees. Under the
Purchase Plan, shares of the Company's common stock may be purchased at three-month intervals during 1997 at 85% of the lower of the fair market value on January 1, 1997 or the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Under the terms of the Purchase Plan 100,000 shares are reserved for issuance during the 1997 offering period and a total of 500,000 are reserved for issuance for the entire Purchase Plan.

          EMPLOYEE BENEFIT PLAN

          In October 1996, the Company adopted a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, U.S. employees who work a minimum of 1,000 hours per year, are at least 21 years of age and have completed at least six consecutive months of service are eligible for the plan. Participants may contribute 1% to 15% of their compensation, but not more than statutory limits. At the present time, the Company does not match employee contributions.

6.       LICENSE AND DISTRIBUTION AGREEMENTS:

          The Company entered into a technology transfer agreement with Baylor College of Medicine ("Baylor") whereby the Company has an exclusive noncancellable worldwide license to use and market the technology related to the Virtual Notebook System ("VNS"). The Company issued 377,425 shares of its common stock, $.01 par value, to Baylor in exchange for the grant of the exclusive license. Baylor then transferred a portion of their shares to the development team employed by Baylor. This agreement, as amended, provided Baylor the right to continue to use and improve the VNS and related technology and provided ForeFront the exclusive rights to all such improvements made by Baylor through December 31, 1995. Baylor also retains the right to conduct further research and development using the VNS technology.

7.       COMMITMENTS AND CONTINGENCIES:

          LEASE AGREEMENTS.

          The Company leases facilities and other equipment under operating leases that expire through 2001. Rental expense for the years ended December 31, 1995 and 1996 amounted to approximately $114,000 and $233,000, respectively.

         Minimum annual rental payments under these leases are as follows:

                           1997...............................    $      537,000
                           1998...............................           523,000
                           1999...............................           493,000
                           2000...............................           402,000
                           2001...............................           297,000
                                                                  --------------
                                  Total.......................    $    2,252,000
                                                                  ==============

          EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with its executive officers which provide for annual salaries, bonuses or commissions and incentive and non-qualified stock options which vest according to continued employment. In addition, the Company maintains a $1,000,000 life insurance policy for its president and an executive vice president for the benefit of their designated beneficiaries.


8.       ACQUISITIONS

          BLUE SQUIRREL, INC.

          On March 8, 1996, the Company acquired the assets of Blue Squirrel, Inc. The consideration consisted of 125,000 shares of the Company's common stock and $100,000 in cash to retire debt assumed by the Company. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Blue Squirrel have been included in the operating results since the date of acquisition. In applying the purchase method, the Company recorded the fair value of net assets acquired, which included software costs of $71,110, and recorded a $439,881 charge for acquired research and development costs. Computer equipment and furniture acquired were capitalized at their estimated fair market value of $15,465.

          BOOKMAKER CORPORATION

          On June 12, 1996, the Company acquired the assets of BookMaker Corporation. The consideration consisted of 248,375 shares of the Company's common stock issued at closing (the Closing Shares) and 199,262 shares of the Company's common stock (the "Earnout Shares") issued at closing and deposited in escrow to be delivered to BookMaker subject to satisfaction of certain milestones for the remainder of 1996 and 1997. One-third of the Earnout Shares is subject to release from escrow on or before April 30, 1997, and the remaining two-thirds of the Earnout Shares are subject to release on or before April 30, 1998, based upon the revenues and gross profit before income tax of BookMaker's operations after the closing for the 1996 and 1997 periods, respectively. Any Earnout Shares not earned shall be forfeited. Of the Closing Shares, 10 percent (the "Escrow Shares") is held in escrow for a period of two years from the closing to cover losses due to breach of representations and warranties. Holders of the Earnout Shares and Escrow Shares are entitled to voting and dividend rights during the period such shares are held in escrow. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of BookMaker are included in the operating results since the date of acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The initial purchase price has been allocated as follows:


Working capital, other than cash                    $        81,658
Furniture and equipment                                      25,528
Purchased software                                           66,900
Other assets                                                  1,500
Acquired research and development                         2,358,723
                                                    ---------------

Purchase price, net of cash received                $     2,534,309
                                                    ===============

          The following unaudited, pro forma information has been prepared assuming both acquisitions had taken place at the beginning of the periods.


                                                DECEMBER 31,
                                          1995                 1996
                                     -----------           -----------
Net Revenues                         $ 7,753,557           $14,513,485
Operating Loss                          (510,846)           (7,922,771)
Net Loss                                (504,131)           (7,397,526)
Net Loss Per Share                        ($0.11)               ($1.21)


          The pro forma financial information is not necessarily indicative of the results of operations had the entities been combined for the entire periods.

          ALLMICRO, INC.

          On July 22, 1996, the Company consummated the merger with AllMicro, Inc. (now ForeFront Direct), pursuant to the terms of the agreement and plan of reorganization, dated as of July 19, 1996 (the Merger Agreement), by and among the Company, AllMicro Acquisition Corporation, AllMicro and the stockholders of AllMicro (the Stockholders). The acquisition was effected by way of a merger (the Merger) of a wholly owned subsidiary of the Company with and into AllMicro. As a result of the Merger, AllMicro became a wholly owned subsidiary of the Company. The Merger was treated as a pooling of interests for accounting purposes. Pursuant to the Merger Agreement, the Stockholders received an aggregate of 1,056,152 shares of common stock, $.01 par value, of the Company (ForeFront Common Stock), 10 percent of which was placed in escrow to satisfy claims of the Company that may arise for any breach of the representations and warranties made by AllMicro and the Stockholders in the Merger Agreement. The escrow shares will be released upon the filing of audited financial statements for 1996 by ForeFront, except for amounts associated with pending claims.

          The shares of the Company's common stock were issued to the Stockholders pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the Securities Act). The Stockholders have also been granted certain other piggyback registration rights under certain circumstances. In addition, any sales of ForeFront Common Stock by the Stockholders must be in compliance with the volume limitations of Rule 145 under the Securities Act.

          As a result of the pooling of interests, the accompanying consolidated financial statements give retroactive effect to the merger and, as a result, the consolidated financial statements are presented as if ForeFront and AllMicro, Inc. had been combined for all periods presented.

                                 EXHIBIT INDEX
                                 -------------

   Exhibit
     NO.                              DESCRIPTION OF EXHIBITS
--------------------------------------------------------------------------------
     2.1           --         Agreement  and Plan of  Reorganization  among  the
                              Company,    AllMicro   Acquisition    Corporation,
                              AllMicro,  Inc. and the Shareholders listed on the
                              execution  pages  thereto,  dated  July  19,  1996
                              (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 1996).

     2.2           --         Asset Purchase  Agreement  between the Company and
                              BookMaker   Corporation,   dated  June  12,   1996
                              (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1996).

     3.1           --         Amended and Restated  Certificate of Incorporation
                              (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-977898-D).

     3.2           --         Restated  Bylaws  (incorporated  by  reference  to
                              Exhibit 3.2 to the Company's  Quarterly  Report on
                              Form  10-QSB for the period  ended June 30,  1996)
                              (File No. 000-27438).

     4.1           --         Specimen Common Stock Certificate (incorporated by
                              reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-977898-D).

     10.1          --         Amended  and  Restated   1992  Stock  Option  Plan
                              (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-977898-D).

     10.2          --         1996 Non-Qualified Stock Option Plan (incorporated
                              by  reference  to  Exhibit  10.2 to the  Company's
                              Quarterly Report on Form 10-QSB for the period ended September 30, 1996) (File No. 0-27438).

     10.3          --         1996  Non-Employee  Directors'  Stock  Option Plan
                              (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8)
                              (Registration No. 333-07721).

     10.4          --         1996 Employee Stock Purchase Plan (incorporated by
                              reference  to  Exhibit   99.2  to  the   Company's
                              Registration  Statement on Form S-8) (Registration
                              No. 000-27438).

     10.5          --         Employment   Agreement  between  the  Company  and
                              Martin Mazner dated June 12, 1996 (incorporated by
                              reference  to  Exhibit   10.1  to  the   Company's

                              Quarterly Report on Form 10-QSB for the period ended June 30, 1996) (File No. 000-27438).

     10.6          --         Employment   Agreement  between  the  Company  and
                              Michael Kaplan dated July 22, 1996 (incorporated by reference to Exhibit 10.1 to the Company's
                              Quarterly Report on Form 10-QSB for the period ended September 30, 1996) (File No. 000-27438).

     10.7*         --         Employment Agreement between the Company and David
                              Sikora dated December 23, 1996.

     10.8*         --         Amended and Restated 1996 Stock Option Plan.

     10.9          --         Registration  Rights Agreement between the Company
                              and certain  holders of Common and Preferred Stock
                              dated September 1995 (incorporated by reference to
                              Exhibit  10.10  of  the   Company's   Registration
                              Statement   on  Form   SB-2)   (Registration   No.
                              33-977898-D).

     10.10         --         Registration  Rights  Agreement,  dated as of June
                              12, 1996, by and among The ForeFront  Group,  Inc.
                              and   BookMaker   Corporation   (incorporated   by
                              reference to Exhibit 99.3 to the Company's Current
                              Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 1996).

     10.11         --         Registration  Rights  Agreement,  dated as of July
                              19, 1996, by and among The ForeFront  Group,  Inc.
                              and the Shareholders of AllMicro, Inc. set forth on the signature pages thereto (incorporated by reference to Exhibit 99.3 to the Company's Current
                              Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 1996).

     10.12         --         Form of Warrant Agreement with the Representatives
                              of the Underwriters  (incorporated by reference to
                              Exhibit  10.11  to  the   Company's   Registration
                              Statement   on  Form   SB-2)   (Registration   No.
                              33-97798-D).

     10.13         --         Form of Stock Purchase Warrant issued in September
                              1995 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2)
                              (Registration No. 33-97798-D).

     10.14         --         Software License Agreement between the Company and
                              Baylor  College  of  Medicine   (incorporated   by
                              reference  to  Exhibit   10.2  to  the   Company's
                              Registration Statement on Form SB-2) (Registration
                              No. 33-97798-D).

     11.1*         --         Statement  regarding  computation  of net loss per
                              share.

     21.1*         --         List of subsidiaries of the Company.

     23.1*         --         Consent of Arthur Andersen LLP, independent public
                              accountants  (incorporated by reference to Exhibit
                              23.2  to  each  of  the   Company's   Registration
                              Statements on Form S-3 and Form S-8) (Registration
                              No.  333-18491  and  Registration  No.  333-19147,
                              respectively).

     27*           --         Financial Data Schedule.