Form 10QSB
period 1997-03-31
FOREFRONT GROUP INC/DE
filed 1997-05-15
CIK 1002040

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 0-27438
                      ------------------------------------

                            THE FOREFRONT GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    76-0365256
--------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                         1330 POST OAK BLVD., SUITE 1300
                              HOUSTON, TEXAS 77056
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (713) 961-1101
                      ------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|


Number of shares of the issuer's Common Stock  outstanding as of April 30, 1997:
6,201,498

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 included in the Company's 1996 Form 10-KSB filed pursuant to
Section 15(d) of the Securities Exchange Act of 1934.

                            THE FOREFRONT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,                March 31,
                                                                            1996                       1997
ASSETS                                                                                             (unaudited)
                                                                  ------------------        -------------------
CURRENT ASSETS:
   Cash and cash equivalents....................................  $        6,204,213        $         4,756,727
   Accounts receivable, net of allowance of $138,600 and
        $105,600................................................           1,450,241                  1,568,656
   Inventory, net...............................................             340,163                    277,593
   Prepaid expenses and other ..................................             429,957                    417,340
                                                                  ------------------        -------------------

            Total current assets                                           8,424,574                  7,020,316

FURNITURE AND EQUIPMENT, net of
   accumulated depreciation of $346,726, and $421,467                      1,063,976                  1,143,839

OTHER ASSETS, net                                                            145,384                    138,347
                                                                  ------------------        -------------------

            Total assets                                          $        9,633,934        $         8,302,502
                                                                  ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.............................................  $          857,780        $           867,437
   Accrued liabilities..........................................           1,393,519                  1,136,896
   Current portion of deferred revenue .........................             349,391                    471,424
                                                                  ------------------        -------------------

            Total current liabilities                                      2,600,690                  2,475,757

Deferred revenue, net of current portion........................              16,660                     11,783
                                                                  ------------------        -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none outstanding............................                  --                         --
   Common stock, $.01 par value, 20,000,000
        shares authorized, 6,488,275 and 6,507,742 shares
        issued; 6,182,031 and 6,201,498 shares outstanding......              62,641                     62,835
   Additional paid-in capital...................................          19,594,230                 19,694,191
   Deferred compensation........................................            (369,336)                  (291,486)
   Cumulative translation adjustment............................                  --                      4,995
   Accumulated deficit..........................................         (12,269,101)               (13,653,723)
   Treasury stock, 82,145 shares at cost........................              (1,850)                    (1,850)
                                                                  ------------------        --------------------

            Total stockholders' equity                                     7,016,584                  5,814,962
                                                                  ------------------        -------------------

            Total liabilities and stockholders' equity            $        9,633,934        $         8,302,502
                                                                  ==================        ===================

     The accompanying notes are an integral part of these consolidated financial statements.

                            THE FOREFRONT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           For the Three Months Ended March 31,
                                                                                1996                   1997
                                                                        ---------------          ---------------
NET REVENUES:
   Licenses............................................................ $     2,735,875          $     4,133,847
   Maintenance and services............................................          17,288                   18,060
                                                                        ---------------          ---------------

            Total revenues                                                    2,753,163                4,151,907

COST OF PRODUCT LICENSES                                                        506,087                  883,284
                                                                        ---------------          ---------------

            Gross profit                                                      2,247,076                3,268,623

OPERATING EXPENSES:
   Research and development............................................         361,976                  687,622
   Selling and marketing...............................................       1,435,370                3,392,405
   General and administrative..........................................         436,967                  641,429
   Acquired research and development costs.............................         439,881                      --
                                                                        ---------------          --------------

            Operating loss                                                     (427,118)              (1,452,833)

INTEREST INCOME........................................................         164,717                   68,211
                                                                        ---------------          ---------------

            Net loss                                                    $      (262,401)         $    (1,384,622)
                                                                        ===============          ===============

NET LOSS PER SHARE                                                      $          (.05)         $          (.22)
                                                                        ===============          ===============

SHARES USED IN COMPUTING NET LOSS PER SHARE                                   5,787,695                6,199,504
                                                                        ===============          ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                            THE FOREFRONT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               For the Three Months Ended March 31,
                                                                                    1996                   1997
                                                                              --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..............................................................  $     (262,401)        $   (1,384,622)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization.....................................          24,134                157,278
          Non-cash acquired research and development costs..................         439,881                     --
          Compensation expense and amortization of deferred
            compensation related to certain stock options...................          71,605                 31,100
          Changes in operating assets and liabilities
          (Net of asset acquisition in 1996):
            Increase in receivables.........................................        (249,330)              (118,415)
            (Increase) decrease in inventory................................         (19,243)                62,570
            Increase in prepaid expenses....................................         (98,393)               (49,883)
            Increase in other assets........................................              --                (13,000)
            Decrease in accounts payable and accrued
              liabilities...................................................         (18,440)              (107,464)
            Increase in deferred revenue....................................           9,768                117,156
                                                                              --------------         --------------

     Net cash used by operating activities..................................        (102,419)            (1,305,280)
                                                                              --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for asset acquisition........................................        (100,000)                    --
     Purchase of furniture and equipment....................................        (173,663)              (154,604)
                                                                              ---------------        ---------------

     Net cash used by investing activities..................................        (273,663)              (154,604)
                                                                              --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options ...............................              --                  7,403
     Distributions to stockholders..........................................        (373,110)                    --
                                                                              ---------------        --------------

     Net cash provided (used) by financing activities.......................        (373,110)                 7,403
                                                                              ---------------        --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   --                  4,995

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (749,192)            (1,447,486)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,502,223              6,204,213
                                                                              --------------         --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    4,753,031         $    4,756,727
                                                                              ==============         =-------------


              The accompanying notes are an integral part of these consolidated financial statements.

                            THE FOREFRONT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         The consolidated balance sheet at March 31, 1997 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited. All intercompany accounts and transactions have been eliminated in consolidation.

         These unaudited interim consolidated financial statements should be read in conjunction with the December 31, 1996 consolidated financial statements and related notes. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments with a maturity of 3 months or less when purchased to be cash equivalents. At March 31, 1997, the Company's entire investment portfolio consisted of U.S. government debt securities which mature from April 3, 1997 to May 29, 1997 and are classified as cash and cash equivalents.

PURCHASED SOFTWARE

         Purchased software results from the acquisition of the assets of Blue Squirrel, Inc. in March 1996 and BookMaker Corporation in June 1996 and is recorded at cost. Amortization is calculated on the straight-line method over the estimated lives of the products, which in these instances are 18-24 months.

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

NET LOSS PER SHARE

         The Company's net loss per share is based on the weighted average number of common shares outstanding, and excludes common equivalent shares from the per share calculations, as the effect of their inclusion is antidilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Effective October 1, 1997, the Company will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15. Adoption of Statement No. 128 will require retroactive presentation of net loss per share in historical consolidated financial statements. The Company's net loss per share presented in the accompanying consolidated financial statements as calculated under the provisions of APB Opinion No. 15 is the same as if the basic net loss per share under Statement No. 128 had been presented. Additionally, net loss per share as presented herein is also the same as if the diluted net loss per share under the provisions of Statement No. 128 had been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

2.       SUBSEQUENT EVENT

         In April 1997, the Board of Directors approved management's plan to reorganize the Company into two divisions: Technical Professional Products and Content Management Products and to focus more of its resources on its Technical Professional Products division, as well as its direct sales channels, both telemarketing and online. In connection with the reorganization, the Company expects to record a one-time restructuring charge between $700,000 and $900,000 in the second quarter of 1997.

          In May 1997, the Company entered into Amendment No. 1 to Asset Purchase Agreement and Escrow Agreement with the principals of and successors to BookMaker Corporation (BookMaker), terminating the remaining earnout provisions of the Asset Purchase Agreement relating to the aquisition of the BookMaker assets by the Company, and releasing the escrow shares (24,837 shares) to the successors and assigns of BookMaker. In connection therewith, a total of 99,134 earnout shares deposited in escrow at the closing will be returned to the Company for cancellation and the remaining earnout shares (100,128) will continue to be held in escrow until April 15, 1998, at which time they will be delivered to BookMaker's assigns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW

           The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the financial statement line item discussions below. Readers are also encouraged to refer to the

Company's 1996 Annual Report on Form 10-KSB for further discussion of the Company's business and the risks and opportunities attendant thereto.

           Formed in 1992 and headquartered in Houston, ForeFront (NASDAQ: FFGI) (http://www.ffg.com) develops and markets Internet, Intranet and PC/Network software applications for a variety of market segments including PC/Network professionals, mobile computing, education, telecommunications, groupware and small office/home office (SOHO). ForeFront's Internet products include WebWhacker, the first offline browser and recently named by Internet World magazine as the premium product in its category, and WebPrinter, a leading product that allows printing of HTML pages in booklet format. The Company's worldwide customer base includes industry leaders such as Microsoft, Apple, Mitsubishi, Verity, Brother International and McGraw-Hill CEC, among others. The Company distributes its software products in over 600 retail stores in the United States, as well as internationally, in Europe through its sales offices and in Japan through AISoft, Inc., a wholly owned subsidiary of Seiko-Epson. ForeFront Direct, the Company's wholly owned direct sales channel based in Clearwater, Florida also markets the Company's Internet and Intranet software, and is a leading publisher of PC/Network software.

           The Company delivers its products through multiple distribution channels, including its proprietary electronic storefront and other online resellers over the Internet, original equipment manufacturers ("OEMs"), system integrators, value added resellers ("VARs"), catalogs, and direct telemarketing. The Company introduced its Internet products for purchase from traditional software retailers in the fourth quarter of 1996. The Company also markets its Internet products through alliances with other computer software companies that incorporate bundled versions of the Company's Internet products with the products of such other companies.

           The Company is continuing to develop additional productivity applications for the Internet, Intranet and PC/Network markets internally, and will continue to seek to acquire additional technologies from outside the Company, via licensing or acquisition, to accelerate the market entry of the Company's products.

REORGANIZATION

           In April 1997 the Company announced that it had reorganized its operations to focus more of its resources on its Technical Professional Products division, as well as its direct sales channels, both telemarketing and online. The Company is now organized into two product divisions: Technical Professional Products and Content Management Products. The Technical Professional Products division based in Clearwater, Florida, licenses and markets software to Network Managers, Network Administrators, PC and Network Technicians, WebMasters and WebManagers. This includes a line of system management and diagnostic software, as well as a line of technical computer-based training (CBT) software programs. The Company is also planning to introduce several new products in 1997 which enable more effective utilization and management of corporate intranets. The Content Management Products division based in Palo Alto, California, and Salt Lake City, Utah develops and markets ForeFront's desktop Internet productivity products, including WebWhacker(TM), WebSeeker(TM), WebPrinter(TM), and GrabNet(TM) as well as ClickBook(R), ForeFront's proprietary booklet printing technology. Corporate operations will continue to be managed from ForeFront's headquarters in Houston, with certain administrative functions being moved to Clearwater, Florida.

           The announcement reflects a strategic decision by ForeFront's board and executive management team to focus more of its corporate resources toward expanding its profitable Technical Professional Products division, which continues to grow at an annual rate exceeding 35%. In connection with the reorganization, the Company expects to record a one-time restructuring charge between $700,000 and $900,000 in the second quarter of 1997.

RESULTS OF OPERATIONS

           The Company's revenues increased 51% from $2,753,163 in the three months ended March 31, 1996 to $4,151,907 in the comparable 1997 period. For the three months ended March 31, 1996, the Company's revenues were derived primarily through its direct telesales channel and through OEM agreements. For the same period in 1997, revenues were generated primarily from the direct telesales channel, the Company's electronic storefront, retail channels in the United States and Europe and through OEM agreements. Revenues from the direct telesales channel increased approximately $990,000 or 43%, while revenues from the remaining channels increased approximately $400,000 or 86%.

           The Company's research and development expenses increased by 90% from $361,976 in the three months ended March 31, 1996 to $687,622 in the comparable 1997 period. The increase is primarily due to additional research and development on the Company's Internet line of products. Future research and development expenses will be reduced as a result of the Company's reorganization which includes a reduction in personnel and related expenses for the Company's Content Management Products Division.

           Selling and marketing costs increased by 136% from $1,435,370 in the three months ended March 31, 1996 to $3,392,405 in the comparable 1997 period. The increase is primarily due to increased sales personnel, sales commissions, and the continued establishment and expansion of various distribution channels. The Company expects to increase its sales and marketing staff in the Technical Professional Products Division in accordance with the targeted revenue goals and expectations of management.

           General and administrative costs increased by 47% from $436,967 in the three months ended March 31, 1996 to $641,429 in the comparable 1997 period. The increase is due to increased personnel and recruiting costs, as well as higher administrative costs as a result of becoming a public company.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1997 the Company had cash and cash equivalents of $4,756,727 and working capital of $4,544,559. The Company has financed approximately $6.3 million of cash used in operating activities from 1992 through March 1997, primarily through the issuance of approximately $957,000 of preferred stock in 1992, $1.6 million of common stock in 1993 and $1.6 million of preferred stock and notes payable converted into preferred stock and $11,855,000 of common stock in 1995.

           The Company believes that its available funds will be sufficient to meet its anticipated cash needs for operations, working capital and capital expenditures through mid 1998. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise such capital when needed or on terms favorable to the Company.

           The Company's liquidity will be reduced as amounts are expended for expansion of sales and marketing activities and the implementation of its reorganization plan. While not currently anticipated, the Company's liquidity could also be reduced if significant amounts were expended for equipment or to license or acquire proprietary technology owned by others or to legally defend its proprietary technology. Additionally, depending upon market conditions or future business opportunities, the Company may decide to issue additional equity or debt securities for cash or to acquire assets or technology of others. The working capital of the Company may also be used to acquire such assets or technology, reducing the funds available for alternative use.

          As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues. However, the Company typically operates with no backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase its operating expenses related to sales and marketing efforts in the Technical Professional Products division. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  Exhibit
                  Number

                   27          Financial Data Schedule

           (b)    None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE FOREFRONT GROUP, INC.



Date:  May 15, 1997                  By:  /s/ David Sikora
                                        --------------------------------
                                        David Sikora
                                        President and Chief Executive Officer



Date: May 15, 1997                   By:  /s/ Ernest D. Rapp
                                        --------------------------------
                                        Ernest D. Rapp
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)