Form 10QSB
period 1997-06-30
FOREFRONT GROUP INC/DE
filed 1997-08-14
CIK 1002040

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                   FORM 10-QSB

         (Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

         [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                         Commission File Number 0-27438
                           ---------------------------

                            THE FOREFRONT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       76-0365256
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         1360 Post Oak Blvd., Suite 2050
                              Houston, Texas 77056
                    (Address of principal executive offices)
                    Issuer's telephone number: (713) 961-1101

                           ---------------------------


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

          The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of August 12, 1997: 6,480,727

--------------------------------------------------------------------------------

                            THE FOREFRONT GROUP, INC.

                                   FORM 10-QSB

                                  June 30, 1997

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION                                         Page

Item 1.       Consolidated Financial Statements:
                  Consolidated Balance Sheets..................................3
                  Consolidated Statements of Operations........................4
                  Consolidated Statements of Cash Flows........................5
                  Notes to Consolidated Financial Statements...................6

Item 2.       Management's Discussion and Analysis or Plan of Operation........7

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings...............................................13
Item 2.       Changes in Securities...........................................13
Item 3.       Defaults Upon Senior Securities.................................13
Item 4.       Submission of Matters to a Vote of Security Holders.............13
Item 5.       Other Information...............................................14
Item 6.       Exhibits and Reports on Form 8-K................................14


SIGNATURES....................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                           December 31,               June 30,
ASSETS                                                                        1996                      1997
                                                                                                    (unaudited)
                                                                       ------------------       -------------------
CURRENT ASSETS:
   Cash and cash equivalents.......................................... $        6,204,213       $         3,957,300
   Accounts receivable, net of allowance of $138,600
        and $278,850..................................................          1,450,241                 1,355,947
   Inventory, net.....................................................            340,163                   256,863
   Prepaid expenses and other ........................................            429,957                   335,393
                                                                       ------------------       -------------------

            Total current assets                                                8,424,574                 5,905,503

FURNITURE AND EQUIPMENT, net of
   accumulated depreciation of $346,726 and $496,891                            1,063,976                 1,009,008

OTHER ASSETS, net                                                                 145,384                   160,055
                                                                       ------------------       -------------------

            Total assets                                               $        9,633,934       $         7,074,566
                                                                       ==================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable................................................... $          857,780       $           488,795
   Accrued liabilities................................................          1,393,519                 2,290,098
   Current portion of deferred revenue................................            349,391                   636,144
                                                                       ------------------       -------------------

            Total current liabilities                                           2,600,690                 3,415,037

DEFERRED REVENUE, NET OF CURRENT PORTION..............................             16,660                     6,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none outstanding..................................                 --                        --
   Common stock, $.01 par value, 20,000,000
        shares authorized, 6,488,275 and 6,554,125 shares
        issued; 6,182,031 and 6,371,852 shares outstanding............             62,641                    64,539
   Additional paid-in capital.........................................         19,594,230                19,799,163
   Deferred compensation..............................................           (369,336)                 (142,181)
   Cumulative translation adjustment..................................                 --                    (5,546)
   Accumulated deficit................................................        (12,269,101)              (16,061,504)
   Treasury stock, 82,145 shares at cost..............................             (1,850)                   (1,850)
                                                                       ------------------       --------------------

            Total stockholders' equity                                          7,016,584                 3,652,621
                                                                       ------------------       -------------------

            Total liabilities and stockholders' equity                 $        9,633,934       $         7,074,566
                                                                       ==================       ===================

              The accompanying notes are an integral part of these consolidated financial statements.

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Three Months Ended June 30,          For the Six Months Ended June 30,
                                                     1996                  1997                   1996                 1997
                                                --------------        --------------        --------------        --------------
NET REVENUES:
   Licenses.................................... $    3,071,629        $    4,149,468        $    5,807,504        $    8,283,315
   Maintenance and services....................         38,992                17,279                56,280                35,339
                                                --------------        --------------        --------------        --------------

            Total revenues                           3,110,621             4,166,747             5,863,784             8,318,654

COST OF PRODUCT LICENSES                               565,241               823,427             1,071,328             1,706,711
                                                --------------        --------------        --------------        --------------

            Gross profit                             2,545,380             3,343,320             4,792,456             6,611,943

OPERATING EXPENSES:
   Research and development....................        624,184               503,956               986,160             1,191,578
   Selling and marketing.......................      1,883,080             3,079,367             3,318,450             6,471,772
   General and administrative..................        525,159             1,778,773               962,126             2,420,202
   Acquired research and development
        costs..................................      2,358,723              447,251              2,798,604               447,251
                                                --------------        -------------         --------------        --------------

             Operating loss                         (2,845,766)           (2,466,027)           (3,272,884)           (3,918,860)

OTHER INCOME...................................        155,915                58,246               320,632               126,457
                                                --------------        --------------        --------------        --------------

            Net loss                            $   (2,689,851)       $   (2,407,781)       $   (2,952,252)       $   (3,792,403)
                                                ==============        ==============        ==============        ==============

NET LOSS PER SHARE                              $         (.45)       $         (.38)       $         (.50)       $         (.61)
                                                ==============        ==============        ==============        ==============

SHARES USED IN COMPUTING
NET LOSS PER SHARE                                   5,927,509             6,317,153             5,857,083             6,260,162
                                                ==============        ==============        ==============        ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                   THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Six Months Ended June 30,
                                                                                             1996                    1997
                                                                                        --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ......................................................................... $   (2,952,252)         $   (3,792,403)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization................................................         69,465                 295,203
          Non-cash acquired research and development costs.............................      2,798,604                 447,251
          Compensation expense and amortization of deferred
            compensation related to certain stock options..............................        123,191                  51,100
          Changes in operating assets and liabilities
          (Net of asset acquisitions):
            (Increase) decrease in receivables.........................................       (775,874)                 94,294
            (Increase) decrease in inventory...........................................        (36,597)                 83,300
            Increase in prepaid expenses...............................................        (49,194)                (30,436)
            Increase in other assets...................................................             --                 (99,191)
            Increase in accounts payable and accrued
              liabilities..............................................................        374,461                 360,404
            Increase in deferred revenue...............................................        135,261                 277,001
                                                                                        --------------          --------------

     Net cash used by operating activities.............................................       (312,935)             (2,313,477)
                                                                                        --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash paid for Blue Squirrel asset acquisition.................................       (128,018)                     --
     Net cash received from BookMaker asset acquisition................................         77,234                      --
     Proceeds from sale of held to maturity securities.................................      7,998,417                      --
     Purchase of furniture and equipment...............................................       (482,770)                (95,197)
                                                                                        --------------          --------------

     Net cash provided (used) by investing activities..................................      7,464,863                 (95,197)
                                                                                        --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ...........................................         10,850                 167,307
     Distributions to stockholders.....................................................     (1,049,962)                     --
                                                                                        --------------          --------------

     Net cash provided (used) by financing activities..................................     (1,039,112)                167,307
                                                                                        --------------          --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             --                  (5,546)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         6,112,816              (2,246,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             5,502,223               6,204,213
                                                                                        --------------          --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   11,615,039          $    3,957,300
                                                                                        ==============          ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                            THE FOREFRONT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10-KSB. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 2.       COMPUTATION OF NET LOSS PER SHARE AND COMMON EQUIVALENT
              SHARES

          The Company's net loss per share is based on the weighted average number of common shares outstanding, adjusted as described as follows. Common equivalent shares are excluded from the per share calculations, as the effect of their inclusion is antidilutive.

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For periods ending subsequent to December 15, 1997, the Company will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15. Adoption of Statement No. 128 will require retroactive presentation of net loss per share in historical consolidated financial statements. The Company's net loss per share presented in the accompanying consolidated financial statements as calculated under the provisions of APB Opinion No. 15 is the same as if the basic net loss per share under Statement No. 128 had been presented. Additionally, net loss per share as presented herein is also the same as if the diluted net loss per share under the provisions of Statement No. 128 had been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

NOTE 3.       ACQUIRED RESEARCH AND DEVELOPMENT

          In May 1997, the Company entered into Amendment No. 1 to the Asset Purchase Agreement and Escrow Agreement ("Purchase and Escrow Agreement") with the principals of and successors to BookMaker Corporation ("BookMaker"), terminating the remaining earnout provisions of the Asset Purchase Agreement relating to the acquisition of the BookMaker assets by the Company, and releasing the escrow shares (24,837 shares) to the successors and assigns of BookMaker. In connection therewith, a total of 99,134 earnout shares deposited in escrow at the closing were returned to the Company for cancellation and the remaining earnout shares (100,128) will continue to be held in escrow until April 1998, at which time they will be delivered to BookMaker's assigns. In connection with this Amendment, the Company recorded a non-cash charge of $447,251 for acquired research and development costs primarily related to the 100,128 shares that will be released in April 1998.

NOTE 4.       RESTRUCTURING

          In April 1997, the Board of Directors approved management's plan to reorganize the Company into two divisions: Technical Professional Products and Content Management Products and to focus more of its resources on its Technical Professional Products Division, as well as its direct sales channels, both telemarketing and online. In connection with the reorganization, the Company recorded a one-time restructuring charge of approximately $1,144,000 in the second quarter of 1997. The restructuring charge includes approximately $814,000 in lease terminations, relocation costs and severance and termination benefits. Additional costs of approximately $330,000 relate to pre-existing contractual obligations and other exit costs associated with the Company's Content Management Products Division.

          During the second quarter of 1997, the Company's CBT products accounted for 54% of the Company's total revenues with PC/Network utilities representing 28% of total revenues. Recognizing the increasing contribution of the CBT products to the Company's total revenues and the rapid adoption of CBT as the training method of choice for technical professionals and corporate IT departments, the Company is targeting opportunities in the CBT field and plans to expand its CBT product offering. In furtherance of the restructuring, the Company is actively pursuing the divestiture and/or partnering of its Content Management Products Division.

NOTE 5.       RELATED PARTY TRANSACTIONS

          In May 1997, the Company issued a letter of credit for $75,000 to its landlord secured by a certificate of deposit maturing in August 1998 for the benefit of an unrelated corporation (which is owned in part by a shareholder of the Company), in exchange for the corporation assuming the balance of the lease for the Company's former office space in Houston, Texas. The letter of credit expires in June 1998.

Item 2.       Management's Discussion and Analysis or Plan of Operation.


          The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prediction of future results are inherently uncertain. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Risk Factors That Could Affect Operating Results". Readers are also encouraged to refer to the Company's 1996 Annual Report on Form 10-KSB for further discussion of the Company's business and the risks and opportunities attendant thereto.

Overview

          The ForeFront Group, Inc. ("ForeFront" or the "Company") is a leading provider of high-quality, cost-effective Computer Based Training ("CBT") products and PC/Network utilities for technical professionals. The technical professional market is comprised of network and personal computer engineers, Information Technology (IT) managers, network administrators, and software developers.

          ForeFront's CBT products give technical professionals a high-retention, comprehensive and convenient method of preparing for technical certification exams. These certifications enable technical professionals to advance in their careers and support overall quality assurance within corporate IT departments. ForeFront's current CBT titles include the MCSE Self-Study Course and CNE Self-Study Course, programs which provide training for certification to manage Microsoft Windows NT and Novell NetWare, today's dominant operating systems; and the A+ Certification Self-Study Course, which provides training for the most-recognized certification for PC technicians.

          ForeFront's PC/Network utilities enable technical professionals to diagnose problems, manage systems, and enhance the performance of networks and personal computers quickly and easily. This line of more than a dozen products includes The Troubleshooter, a comprehensive diagnostic tool for PC's and file servers; Rescue Professional, a popular data recovery solution; and NetTUNE PRO, a performance and availability management application for servers running on Windows NT or NetWare.

          ForeFront also develops and markets a number of innovative Content Management Products, which enable users to be more productive on the Internet. This product line includes ClickBook and WebPrinter, two unique printing technologies; WebWhacker, the original off-line browsing utility; WebSeeker, a meta searching utility; and RoundTable, a real-time multimedia conferencing application.

          The Company derives the majority of its revenue from its telemarketing operation in Clearwater Florida, which currently employs approximately 120 commission-only sales representatives. In addition, ForeFront also distributes its products through its proprietary electronic storefront system, internally referred to as InstantX, and other online resellers over the Internet, original equipment manufacturers ("OEMs"), traditional retail distribution and catalogs. The Company also markets its Internet products through alliances with other computer software companies that incorporate bundled versions of the Company's Internet products with the products of such other companies.

          The Company's product strategy going forward will be largely focused on CBT products for technical professionals. Historically, ForeFront has entered into long-term (3-5 years) exclusive agreements with authors of the products it markets, enabling close relationships for future development, while mitigating speculative research and development risks. As ForeFront solidifies its position in the CBT marketplace, the Company expects to bring more of the development in-house. In addition, the Internet and related online technologies that have been used to create company-wide intranets are radically altering the way that certain critical computing activities are performed. As current bandwidth limitations are diminished, ForeFront anticipates that the Internet will be utilized to deliver interactive education. ForeFront plans to build upon its existing expertise in Internet-based collaboration (RoundTable), to capitalize on emerging Internet Based Training ("IBT") opportunities.

Six Months Ended June 30, 1996 and 1997

Results of Operations

          The Company's revenues increased $2,454,870 or 42% from $5,863,784 in the six months ended June 30, 1996 to $8,318,654 in the comparable 1997 period. For the six months ended June 30, 1996, the Company's revenues were derived primarily through its direct telesales channel and through OEM agreements. For the same period in 1997, revenues were generated primarily from the direct telesales channel, the Company's electronic storefront, retail channels in the United States and Europe and through OEM agreements. Revenues from the direct telesales channel increased approximately $2,287,000 or 49%, while revenues from the remaining channels increased approximately $168,000 or 14%.

          The Company's research and development expenses increased $205,418 or 21% from $986,160 in the six months ended June 30, 1996 to $1,191,578 in the comparable 1997 period. Expenses increased $325,646 in the first three months of 1997 due to continued research and development in the Content Management Products Division but declined $120,228 during the quarter ended June 30, 1997 due to the Company's reorganization which included a reduction in personnel and related expenses for the Company's

Content Management Products Division. The Company expects to decrease its future research and development expenses in the Content Management Products Division, but will incur additional research and development expenses in the Technical Professional Products Division as needed in order to introduce new products, primarily computer based training software applications.

          Selling and marketing costs increased $3,153,322 or 95% from $3,318,450 in the six months ended June 30, 1996 to $6,471,772 in the comparable 1997 period. The increase is primarily due to increased sales personnel, sales commissions, and advertising within the Technical Professional Products Division as well as pre-committed advertising contracts within the Content Management Products Division that were entered into prior to the Company's reorganization. Future selling and marketing costs within the Content Management Products Division will be reduced as a result of the Company's reorganization; however, the Company expects to increase its sales and marketing staff and related expenses in the Technical Professional Products Division in accordance with the targeted revenue goals and expectations of management.

          General and administrative costs increased $1,458,076 or 152% from $962,126 in the six months ended June 30, 1996 to $2,420,202 in the comparable 1997 period. Excluding the one time restructuring charge of $1,143,860 incurred in connection with the Company's reorganization, general and administrative expenses increased $314,216 or 33% from $962,126 in the six months ended June 30, 1996 to $1,276,342. The increase is primarily due to increased personnel costs resulting from expanded operations throughout the Company.

          In May 1997, the Company executed the Amendment No. 1 to the Asset Purchase Agreement and Escrow Agreement with BookMaker and agreed to release 100,128 shares of the Company's Common Stock in April 1998. As a result, the Company recorded additional acquired research and development costs of $447,251 during the second quarter of 1997.

Three Months Ended June 30, 1996 and 1997

Results of Operations

          The Company's revenues increased $1,056,126 or 34% from $3,110,621 in the three months ended June 30, 1996 to $4,166,747 in the comparable 1997 period. For the three months ended June 30, 1996, the Company's revenues were derived primarily through its direct telesales channel and through OEM agreements. For the same period in 1997, revenues were generated primarily from the direct telesales channel, the Company's electronic storefront, retail channels in the United States and Europe and through OEM agreements. Revenues from the direct telesales channel increased approximately $1,297,000 or 55%, while revenues from the remaining channels decreased approximately $241,000 or 32% primarily related to the lower sales within the Content Management Products Division.

          The Company's research and development expenses decreased $120,228 or 19% from $624,184 in the three months ended June 30, 1996 to $503,956 in the comparable 1997 period. The decrease is primarily due to the Company's reorganization which included a reduction in personnel and related expenses for the Company's Content Management Products Division. The Company expects to decrease its future research and development expenses in the Content Management Products Division, but will incur additional research and development expenses in the Technical Professional Products Division as needed in order to introduce new products, primarily computer based training software applications.

          Selling and marketing costs increased $1,196,287 or 64% from $1,883,080 in the three months ended June 30, 1996 to $3,079,367 in the comparable 1997 period. The increase is primarily due to increased sales personnel, sales commissions, and advertising within the Technical Professional Products Division as well as pre-committed advertising contracts within the Content Management Products Division that were entered into prior to the Company's reorganization. Future selling and marketing costs within the Content

Management Products Division will be reduced as a result of the Company's reorganization; however, the Company expects to increase its sales and marketing staff and related expenses in the Technical Professional Products Division in accordance with the targeted revenue goals and expectations of management.

          General and administrative costs increased $1,253,614 or 239% from $525,159 in the three months ended June 30, 1996 to $1,778,773 in the comparable 1997 period. Excluding the one time restructuring charge of $1,143,860 incurred in connection with the Company's reorganization, general and administrative expenses increased $109,754 or 21% from $525,159 in the three months ended June 30, 1996 to $634,913. The increase is primarily due to increased personnel costs resulting from expanded operations throughout the Company.

         In May 1997, the Company executed the Amendment No. 1 to the Asset Purchase Agreement and Escrow Agreement with BookMaker and agreed to release 100,128 shares of the Company's Common Stock in April 1998. As a result, the Company recorded additional acquired research and development costs of $447,251 during the second quarter of 1997.

Liquidity and Capital Resources

          At June 30, 1997 the Company had cash and cash equivalents of $3,957,300 and working capital of $2,490,466. The Company has financed approximately $7.3 million of cash used in operating activities from 1992 through March 1997, primarily through the issuance of approximately $957,000 of preferred stock in 1992, $1.6 million of common stock in 1993 and $1.6 million of preferred stock and notes payable converted into preferred stock and $11,855,000 of common stock in 1995.

          The Company believes that its available funds will be sufficient to meet its cash requirements through 1998. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

Additional Risk Factors That Could Affect Operating Results

          In addition to the other factors identified in this report, the following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results

         The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. There can be no assurance that the Company will achieve profitability by the end of fiscal 1997, as predicted, or that, once achieved, such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

         The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company has taken steps to open a telemarketing operation in Dublin, Ireland in the fourth quarter of 1997. This increase in expense could have a negative impact on the Company's operating margins during 1997.

Competition

          The markets for CBT products and diagnostic network administration and management products for technical professionals is highly fragmented and competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, larger companies are competing with the Company in the IT education and training market, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company may be required to form development and marketing alliances.

     In the CBT market, the Company competes with third-party suppliers of CBT products, instructor-led IT education and training, internal training departments, consultants, value-added resellers and network integrators. Many of the Company's current and potential competitors, including CBT Systems, Learning Tree International, Gartner Group, and Computer Learning Centers, have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. In addition, the IT education and training market is characterized by significant price competition and highly rapid change, and the Company expects that it will face increasing price pressures from competitors as IT managers demand more value for their training budgets. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressure will not require the Company to reduce its prices significantly.

Developing Market

          The market for IT education and training is new and rapidly evolving. As a result of the explosion in online technologies, new methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software.

          Accordingly, the Company's future success will depend upon, among other factors, the extent to which the Company is able to develop/license/acquire and implement products which address these emerging market requirements. Although the Company is actively pursuing opportunities where it can leverage its existing technologies in online content sharing, electronic software delivery, and electronic commerce to strengthen its position in online education, there can be no assurance that ForeFront will be successful in meeting these changing market needs.

Reliance on Third Party Developers and Exclusive Licenses

         The Company relies to a large extent on third party developers for new products and product enhancements in its Technical Professional Product Division. As a result, the Company has less control over the content of the products in the Technical Professional Products Division as well as its ability to deliver such new products and product enhancements. Although the Company intends to develop products targeted to the CBT market and the Technical Professional Products Division internally, or acquire a development team with experience in developing such products, there can be no assurance that the Company will be able to achieve such objectives on favorable terms or at all. In addition, most of the Company's Technical Professional Products are licensed to the Company on an exclusive basis for a three to five year term, with an option to extend the term for additional periods, in some cases. Although the contracts usually provide for the Company to receive exclusive rights to modifications and upgrades, there is no obligation for the developers to produce upgrades or modifications, on a timely basis or at all, nor is there normally any right to new products. In the event that the Company is unable to develop, license or acquire necessary upgrades, modifications and new products in the Technical Professional Products Division on a timely basis and on reasonable terms, the Company's operating results could be materially and adversely affected.

Management of Expanding Operations and Acquisitions.

         The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially adversely affected.

         The Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the
Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              Not Applicable.

Item 3.       Defaults Upon Senior Securities

              Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Stockholders on May 27, 1997. During the Annual Meeting of Stockholders, the following four matters were voted upon: the election of directors, a proposal to approve the Amended and Restated 1996 Stock Option Plan, an amendment to the 1996 Non-Employee Directors' Stock Option Plan, and the ratification of the selection of Arthur Andersen LLP as the Company's independent public accountants. The following are the results of the voting for these matters:

1.   Election of directors:        Shares For        Shares Against, or Withheld

      G. Anthony Gorry              5,056,216                  231,525
      David Sikora                  5,162,053                  125,688
      Terry W. Ward                 5,162,053                  125,688
      Stephen J. Banks              5,056,438                  231,303
      Grant Dove                    5,056,438                  231,303

2. Proposal to Approve The ForeFront Group, Inc. Amended and Restated 1996 Stock Option Plan.


Shares For               Shares Against, or Withheld              Abstentions
 3,073,807                         575,412                         1,527,168


3. Proposal to Approve the First Amendment to the 1996 Non-Employee Directors' Stock Option Plan.


Shares For               Shares Against, or Withheld               Abstentions
 4,376,961                         512,645                           275,527


4. Selection of Arthur Andersen LLP as independent public accountants of the Company for fiscal year ending December 31, 1997.


Shares For               Shares Against, or Withheld               Abstentions
 5,255,461                              0                              697

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  Number                             Exhibit
                  ------                             -------

                  27                                 Financial Data Schedule

                  (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE FOREFRONT GROUP, INC.



Date: August 14, 1997                         By:  /s/ David Sikora
                                                 ------------------------------
                                                 David Sikora
                                                 President and Chief Executive
                                                       Officer



Date: August 14, 1997                         By:   /s/ Ernest D. Rapp
                                                 ------------------------------
                                                 Ernest D. Rapp
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                       Accounting Officer)