Form 10QSB
period 1997-09-30
FOREFRONT GROUP INC/DE
filed 1997-11-14
CIK 1002040

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------

                                 FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                     COMMISSION FILE NUMBER    0-27438

                               ---------------

                          THE FOREFRONT GROUP, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                         76-0365256
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                      1360 POST OAK BLVD., SUITE 2050
                           HOUSTON, TEXAS 77056
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                 ISSUER'S TELEPHONE NUMBER:  (713) 961-1101

                               ---------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes X          No
        ---           ---

    The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of November 12, 1997: 6,629,926

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              THE FOREFRONT GROUP, INC.

                                     FORM 10-QSB

                                  SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS


PART I        FINANCIAL  INFORMATION
                                                                            Page
                                                                            ----
Item 1.  Financial Statements:
              Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  3
              Consolidated Statements of Operations. . . . . . . . . . . . .  4
              Consolidated Statements of Cash Flows. . . . . . . . . . . . .  5
              Notes to Consolidated Financial Statements . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . .  7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 13
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 13
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                       PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1996          1997
                                                     ------------  -------------
                                                                   (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                         $  6,204,213  $  4,934,480
    Accounts receivable, net of allowance of
     $138,600 and $313,890                              1,450,241     1,124,613
   Inventory, net                                         340,163       170,821
   Prepaid expenses and other                             429,957       394,240
                                                     ------------  ------------
          Total current assets                          8,424,574     6,624,154

FURNITURE AND EQUIPMENT, net of accumulated
  depreciation of $346,726 and $579,392                 1,063,976     1,142,252
PURCHASED SOFTWARE, net of accumulated
  amortization of $53,490 and $ --                         84,520       330,000
OTHER ASSETS, net                                          60,864       443,238
                                                     ------------  ------------
          Total assets                               $  9,633,934  $  8,539,644
                                                     ------------  ------------
                                                     ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                  $    857,780  $    502,263
   Accrued liabilities                                  1,393,519     2,194,085
   Current portion of deferred revenue                    349,391       686,089
                                                     ------------  ------------
          Total current liabilities                     2,600,690     3,382,437

DEFERRED REVENUE, NET OF CURRENT PORTION                   16,660         5,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                       --            --
   Common stock, $.01 par value, 20,000,000
     shares authorized, 6,488,275 and 6,587,999
     shares issued; 6,182,031 and 6,405,726 shares
     outstanding                                           62,641        64,877
   Additional paid-in capital                          19,594,230    22,436,897
   Deferred compensation                                 (369,336)     (127,181)
   Cumulative translation adjustment                           --        13,575
   Accumulated deficit                                (12,269,101)  (17,234,894)
   Treasury stock, 82,145 shares at cost                   (1,850)       (1,850)
                                                     ------------  ------------
          Total stockholders' equity                    7,016,584     5,151,424
                                                     ------------  ------------
          Total liabilities and stockholders' equity $  9,633,934  $  8,539,644
                                                     ------------  ------------
                                                     ------------  ------------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                     THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                           FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                               1996         1997           1996         1997
                               ----         ----           ----         ----
NET REVENUES:
  Licenses                 $ 3,578,786  $ 4,715,218    $ 9,386,290  $12,998,533
  Maintenance and services      14,964        8,193         71,244       43,532
                           -----------  -----------    -----------  -----------
      Total revenues         3,593,750    4,723,411      9,457,534   13,042,065

COST OF PRODUCT LICENSES       707,275      795,607      1,778,603    2,502,318
                           -----------  -----------    -----------  -----------
      Gross profit           2,886,475    3,927,804      7,678,931   10,539,747

OPERATING EXPENSES:
  Research and development   1,215,853      164,399      2,202,013    1,355,977
  Selling and marketing      2,013,049    2,586,069      5,331,499    9,057,841
  General and administrative 2,455,167      618,896      3,417,293    3,039,098
  Acquired research and
    development costs               --    3,650,000      2,798,604    4,097,251
                           -----------  -----------    -----------  -----------
  Operating loss            (2,797,594)  (3,091,560)    (6,070,478)  (7,010,420)

OTHER INCOME:
  Interest income              111,790       49,670        432,422      176,127
  Gain on sale of assets            --    1,868,500             --    1,868,500
                           -----------  -----------    -----------  -----------
      Net loss             $(2,685,804) $(1,173,390)   $(5,638,056) $(4,965,793)
                           -----------  -----------    -----------  -----------
                           -----------  -----------    -----------  -----------
NET LOSS PER SHARE         $      (.44) $      (.18)   $      (.95) $      (.78)
                           -----------  -----------    -----------  -----------
                           -----------  -----------    -----------  -----------
SHARES USED IN COMPUTING
  NET LOSS PER SHARE         6,119,516    6,491,014      5,949,484    6,337,113
                           -----------  -----------    -----------  -----------
                           -----------  -----------    -----------  -----------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                  THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------------
                                                                   1996             1997
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(5,638,056)     $(4,965,793)
    Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization                               196,120          392,489
       Non-cash acquired research and development costs          2,798,604        4,097,251
       Compensation expense and amortization of deferred
        compensation related to certain stock options              167,276           66,100
       Gain on sale of assets                                           --       (1,868,500)
       Changes in operating assets and liabilities
       (Net of asset acquisitions):
            (Increase) decrease in receivables                  (1,025,181)         367,247
            (Increase) decrease in inventory                      (164,521)         169,342
            Increase in prepaid expenses                          (126,955)         (49,981)
            Increase in other assets                              (322,048)        (104,068)
            Increase in accounts payable and accrued
             liabilities                                         1,250,418           76,312
            Increase in deferred revenue                           232,492          325,821
                                                               -----------      -----------
    Net cash used by operating activities                       (2,631,851)      (1,493,780)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for Blue Squirrel asset acquisition             (128,018)              --
    Net cash received from BookMaker asset acquisition              77,234               --
    Proceeds from sale of held to maturity securities            7,998,417               --
    Net cash paid for LanTec acquisition                                --       (1,803,228)
    Purchase of furniture and equipment                           (746,669)        (107,740)
    Net proceeds from sale of assets                                    --        1,868,500
                                                               -----------      -----------
    Net cash provided (used) by investing activities             7,200,964          (42,468)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          34,617          252,940
    Distributions to stockholders                               (1,504,962)              --
                                                               -----------      -----------

    Net cash provided (used) by financing activities            (1,470,345)         252,940
                                                               -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 --           13,575

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,098,768       (1,269,733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,502,223        6,204,213
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 8,600,991      $ 4,934,480
                                                               -----------      -----------
                                                               -----------      -----------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                         THE FOREFRONT GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10-KSB. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 2.  COMPUTATION OF NET LOSS PER SHARE AND COMMON EQUIVALENT SHARES

         The Company's net loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares are excluded from the per share calculations, as the effect of their inclusion is antidilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For periods ending after December 15, 1997, the Company will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15. Adoption of Statement No. 128 will require retroactive presentation of net loss per share in historical consolidated financial statements. The Company's net loss per share presented in the accompanying consolidated financial statements as calculated under the provisions of APB Opinion No. 15 is the same as if the basic net loss per share under Statement No. 128 had been presented. Additionally, net loss per share as presented herein is also the same as if the diluted net loss per share under the provisions of Statement No. 128 had been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

NOTE 3.  ACQUIRED RESEARCH AND DEVELOPMENT

BOOKMAKER CORPORATION

         In May 1997, the Company entered into Amendment No. 1 to the Asset Purchase Agreement and Escrow Agreement ("Purchase and Escrow Agreement") with the principals of and successors to BookMaker Corporation ("BookMaker"),

                  THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

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

LAN PROFESSIONAL INC.

    On September 29, 1997, the Company acquired Lan Professional Inc., an Ottawa, Canada based Company (LanTec, now Fore Front Canada) in exchange for $1.8 million in cash and 557,413 shares of the Company's Common Stock which are issuable upon exchange of an equivalent number of Exchangeable Shares of LanTec retained by the LanTec shareholders at closing. The holders of the Exchangeable Shares of LanTec signed a lockup agreement with respect to the Exchangeable Shares held by them and the 557,413 shares of ForeFront Common Stock which may be acquired by them upon exchange of the Exchangeable Shares, prohibiting their sale or transfer of the Exchangeable Shares of LanTec and the shares of ForeFront Common Stock which may be acquired upon exchange thereof for a one year period following the acquisition. A total of 81,687 Exchangeable Shares and $50,000 of the purchase price was deposited and is held in escrow for one year from the closing date to cover losses due to breach of representations and warranties.

    The shares of the Company's Common Stock issuable upon exchange of the Exchangeable Shares are reserved for issuance by ForeFront and its transfer agent. Holders of the Exchangeable Shares are also entitled to dividend
rights on the same basis as holders of the Company's Common Stock.   The
Company agreed to register the shares of ForeFront Common Stock issuable upon the exchange of the Exchangeable Shares prior to the expiration of the one year lockup agreement, unless an exemption from registration is available at such time.

    The acquisition has been accounted for under the purchase method and, accordingly, the operating results of LanTec have been included in the operating results since the date of acquisition. The purchase price has been allocated to the assets purchased and liabilities assumed based upon fair values at the date of acquisition. The value of the shares issued in conjunction with the acquisition was determined by independent appraisal resulting in a total purchase price of $4,521,040. The purchase price was allocated as follows:

          Working capital                                 --
          Furniture and Equipment                 $  208,647
          Purchased software                      $  330,000
          Goodwill and other intangibles          $  332,393
          Acquired research and development       $3,650,000
                                                  ----------

          Purchase price, net of cash received    $4,521,040

                           THE FOREFRONT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)

    Additionally, the Company entered into employment and non-competition agreements with the two employee shareholders of LanTec and each received an option to purchase shares of the Company's Common Stock at fair market value on the date of acquisition.

    The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period.

                                                      Nine Months Ended
                                                        September 30
                                                        ------------
                                                         (unaudited)
                                                     1996           1997
                                                     ----           ----

             Net Revenues                         $ 9,757,535     $13,394,276

             Operating Loss                        (6,024,258)     (6,806,464)

             Net Loss                              (5,591,836)     (4,761,837)

             Net Loss Per Share                         (0.94)          (0.75)

             Net Income (Loss)                       (824,460)     (1,389,226)
              (excluding one time charges)

             Net Income (Loss) Per Share                (0.14)          (0.22)
              (excluding one time charges)

The pro forma financial information is not necessarily indicative of the results of operations if the Company and LanTec had been a single entity for the entire period.

NOTE 4.  RESTRUCTURING

         In April 1997, the Board of Directors approved management's plan to reorganize the Company into two divisions: Technical Professional Products and Content Management Products and to focus more of its resources on its Technical Professional Products division, as well as its direct sales channels, both telemarketing and online. In connection with the reorganization, the Company recorded a one-time restructuring charge of approximately $1,144,000 in the second quarter of 1997 that primarily relates to lease terminations, relocation costs and severance and termination costs.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         In connection with the Company's acquisition of ForeFront Canada, the Company assumed an operating lease for its Ottawa, Canada location for approximately 6,000 square feet of office space beginning September 1997 and expiring May 2002, with an option to terminate in May 2000. The minimum commitment for this office space is approximately $65,000 annually. The lessor of the office space is a corporation owned by the former shareholders of LanTec.

NOTE 6.  GAIN ON SALE OF ASSETS

         In September 1997, the Company sold certain of its Internet printing technologies under development to Hewlett-Packard Company and licensed additional technologies to be used in connection with ongoing development efforts of Hewlett-Packard, and recorded a one-time gain of $1.89 million (net of closing costs). The sale proceeds consisted entirely of cash which was received by the Company in September 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. PREDICTION OF FUTURE RESULTS ARE INHERENTLY UNCERTAIN. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, CONDITIONS IN THE GENERAL ECONOMY OR THE SOFTWARE INDUSTRY; CONTINUED DEMAND FOR THE COMPANY'S CBT AND UTILITY PRODUCTS; THE CONTINUED RAPID GROWTH OF THE CBT MARKET; THE TIMELY DEVELOPMENT, LICENSING, ACQUISITION, RELEASE AND MARKET ACCEPTANCE OF NEW PRODUCTS; THE MANAGEMENT OF GROWTH AND INTEGRATION OF ACQUISITIONS; THE ABILITY TO ADJUST SPENDING IN A TIMELY MANNER IN THE EVENT OF ANY UNEXPECTED SHORTFALL IN REVENUE; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN FOREFRONT'S SEC REPORTS AND FILINGS. READERS ARE ALSO ENCOURAGED TO REFER TO THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-KSB AND QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDING JUNE 30, 1997 FOR FURTHER DISCUSSION OF THE COMPANY'S BUSINESS AND THE RISKS AND OPPORTUNITIES ATTENDANT THERETO.

OVERVIEW

         The ForeFront Group, Inc. ("ForeFront" or the "Company") is a leading provider of educational products for the information technology ("IT") industry. The IT market is comprised of network and personal computer engineers, IT managers, network administrators, and software developers.

         ForeFront's principal educational products consist of high-quality, cost effective Computer Based Training ("CBT") products, and give technical professionals a high-retention, comprehensive and convenient method of preparing for technical certification exams. These certifications enable technical professionals to advance in their careers and support overall quality assurance within corporate IT departments. ForeFront's current CBT titles include the MCSE SELF-STUDY COURSE and CNE SELF-STUDY

COURSE, programs which provide training for certification to manage Microsoft Windows NT and Novell NetWare, today's dominant operating systems; and the A+ CERTIFICATION SELF-STUDY COURSE, which provides training for the most-recognized certification for PC technicians.

         In addition to the CBT titles, ForeFront publishes and markets a line of PC/Network utilities which enable technical professionals to diagnose problems, manage systems, and enhance the performance of networks and personal computers quickly and easily. This line of more than a dozen products includes THE TROUBLESHOOTER, a comprehensive diagnostic tool for PC's and file servers, and RESCUE PROFESSIONAL, a popular data recovery solution.

         ForeFront also develops and markets a number of innovative Content Management Products which enable users to be more productive on the Internet. This product line includes CLICKBOOK and WEBPRINTER, two unique printing technologies; WEBWHACKER, the original off-line browsing utility; WEBSEEKER, a meta searching utility; and ROUNDTABLE, a real-time multimedia conferencing application.

         During the third quarter of 1997, the Company's CBT products accounted for 70% of the Company's total revenues with PC/Network utilities representing 21% of total revenues. Content Management Products accounted for the remaining 9% of total Company revenues. The Company derives the majority of its revenue from its telemarketing operation in Clearwater Florida, which currently employs over 120 commission-only sales representatives. In addition, ForeFront also distributes its products through its proprietary electronic storefront system, internally referred to as INSTANTX, and other online resellers over the Internet, international resellers and distributors and original equipment manufacturers ("OEMs").
The Company also markets certain of its products through alliances with other computer software companies and publishers that incorporate bundled versions of the Company's products with the products of such other companies.

         The Company's product strategy going forward will be largely focused on developing and delivering educational products for the IT industry. Following the acquisition of LanTec, the Company's primary supplier of CBT titles, in September 1997, product direction and development will be centered out of LanTec's (now ForeFront Canada's) Ottawa, Canada office. Approximately 25 developers are currently employed at this facility, and the Company anticipates increasing this number significantly in the future. Recognizing the increasing contribution of the CBT products to the Company's total revenues and the rapid adoption of CBT as the training method of choice for technical professionals and corporate IT departments, the Company is targeting opportunities in the CBT field and plans to expand its CBT product
offering.   In addition, the Company is aggressively pursuing obtaining additional educational titles through exclusive and non-exclusive licensing arrangements as well as complementary businesses and technologies.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

RESULTS OF OPERATIONS

         The Company's revenues increased $3,584,531 or 38% from $9,457,534 in the nine months ended September 30, 1996 to $13,042,065 in the comparable 1997 period. For the nine months ended September 30, 1996, the Company's revenues were derived primarily through its direct telesales channel and through OEM agreements. For the same period in 1997, revenues were generated primarily from the direct telesales channel, the Company's electronic storefront, retail channels in the United States and Europe and through OEM agreements. Revenues from the direct telesales channel increased approximately $4,164,000 or 58%, while revenues from the remaining channels decreased approximately $580,000 or 26%, primarily reflecting the Company's increased focus on the Technical Professional Products which are primarily sold through the direct telesales channel and overall lower sales of the Content Management Products which were traditionally sold through the retail, OEM and electronic storefront channels.

         The Company's research and development expenses decreased $846,036 or 38% from $2,202,013 in the nine months ended September 30, 1996 to $1,355,977 in the comparable 1997 period. Compared to the same quarter in the prior year, expenses increased $325,646 in the first three months of 1997 due to continued research and development in the Content Management Products Division but declined $120,229 during the quarter ended June 30, 1997 and declined an additional $1,051,453 during the quarter ended September 30, 1997. The decline in 1997 was primarily due to the Company's reorganization in April 1997, which included a reduction in personnel and related expenses for the Company's Content Management Products Division as opposed to the increase in personnel the Company experienced during the same period in 1996 when the Company was making significant investments in research and development efforts of the Content Management Products Division. In addition, 1996 expenses include a one-time charge of approximately $410,000 due to the purchase of several software licenses intended for future development. The Company expects to decrease its future research and development expenses in the Content Management Products Division, but will incur additional research and development expenses in the Technical Professional Products Division as a result of the Company's acquisition of LanTec, which will serve as the hub of the Company's research and development operations to develop new products, primarily computer based training software applications.

         Selling and marketing costs increased $3,726,342 or 70% from $5,331,499 in the nine months ended September 30, 1996 to $9,057,841 in the comparable 1997 period. The increase was primarily due to increased sales personnel, sales commissions, and advertising within the Technical Professional Products Division as well as pre-committed advertising contracts within the Content Management Products Division that were entered into prior to the Company's reorganization in April 1997. Future selling and marketing costs within the Content Management Products Division will be reduced as a result of the Company's reorganization; however, the Company expects to increase its sales and marketing staff and related expenses in the Technical Professional Products Division in accordance with the targeted revenue goals and expectations of management. This increase will include expenses for ForeFront Europe Limited, the Company's Dublin, Ireland based business unit that initiated sales, marketing and technical support operations in October 1997.

         General and administrative costs decreased $378,195 or 11% from $3,417,293 in the nine months ended September 30, 1996 to $3,039,098 in the comparable 1997 period. Excluding the one-time charge of $1,558,772 for transaction costs associated with the merger with AllMicro, Inc. (now ForeFront Direct, Inc.) in July 1996 and the one time restructuring charge of $1,143,860 incurred in connection with the Company's reorganization in April 1997, general and administrative expenses increased $36,717 or 2% from $1,858,521 in the nine months ended September 30, 1996 to $1,895,238 in the comparable 1997 period. The increase was primarily due to increased personnel costs resulting from expanded operations in the Technical Professional Products Division.

         In May 1997, the Company executed the Amendment No. 1 to the Asset Purchase Agreement and Escrow Agreement with BookMaker and agreed to release 100,128 shares of the Company's Common Stock in April 1998. As a result, the Company recorded additional acquired research and development costs of $447,251 during the second quarter of 1997.

         During September 1997, the Company acquired LanTec in exchange for $1.8 million in cash and 557,413 shares of the Company's Common Stock. The Company recorded the fair market value of net assets acquired, which resulted in a one-time charge of $3,650,000 for acquired research and development costs.

         During September 1997, the Company also sold certain of its Internet-printing technology to Hewlett-Packard and recorded a one-time gain of $1.89 million (net of closing costs).

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

RESULTS OF OPERATIONS

         The Company's revenues increased $1,129,661 or 31% from $3,593,750 in the three months ended September 30, 1996 to $4,723,411 in the comparable 1997 period. For the three months ended September 30, 1996, the Company's revenues were derived primarily through its direct telesales channel and through OEM agreements. For the same period in 1997, revenues were generated primarily from the direct telesales channel and to a lesser degree through the Company's electronic storefront. Revenues from the direct telesales channel increased approximately $1,877,000 or 73%, while revenues from the remaining channels decreased approximately $747,000 or 73% reflecting the Company's increased focus on the Technical Professional Products which are primarily sold through the direct telesales channel and overall lower sales of the Content Management Products which were traditionally sold through the retail, OEM and electronic storefront channels.

         The Company's research and development expenses decreased $1,051,454 or 86% from $1,215,853 in the three months ended September 30, 1996 to $164,399 in the comparable 1997 period. The decrease was primarily due to the Company's reorganization in April 1997 which included a reduction in personnel and related expenses for the Company's Content Management Products Division and a one-time charge incurred in August 1996 of approximately $410,000 due to the purchase of several software licenses intended for future product development. The Company expects to decrease its future research and development expenses in the Content Management Products Division, but will incur additional research and development expenses in the Technical Professional Products Division as a result of the Company's acquisition of LanTec, which will serve as the hub of the Company's research and development operations to develop new products, primarily computer based training software applications.

         Selling and marketing costs increased $573,020 or 28% from $2,013,049 in the three months ended September 30, 1996 to $2,586,069 in the comparable 1997 period. The increase was primarily due to increased sales personnel, sales commissions, and advertising within the Technical Professional Products Division. Future selling and marketing costs within the Content Management Products Division will be reduced as a result of the Company's reorganization; however, the Company expects to increase its sales and marketing staff and related expenses in the Technical Professional Products Division in accordance with the targeted revenue goals and expectations of management. This increase will include expenses for ForeFront Europe Limited, the Company's Dublin, Ireland based business unit that initiated sales, marketing and technical support operations in October 1997.

         General and administrative costs decreased $1,836,271 or 75% from $2,455,167 in the three months ended September 30, 1996 to $618,896 in the comparable 1997 period. Excluding the one time charge of $1,558,772 incurred in connection with the Company's merger with AllMicro, Inc. in July 1996, general and administrative expenses decreased $277,499 or 31% from $896,395 in the three months ended September 30, 1996 to $618,896 in the comparable 1997 period. The decrease is primarily due to the reduction in overhead within the Content Management Products Division. In addition, the growth within the Company has been in the sales and marketing functions of the Technical Professional Products Division while general and administrative staff have not increased significantly.

         During September 1997, the Company acquired LanTec, in exchange for $1.8 million in cash and 557,413 shares of the Company's common stock. The Company recorded the fair market value of net assets acquired, which resulted in a one-time charge of $3,650,000 for acquired research and development costs.

         During September 1997, the Company also sold certain of its Internet-printing technology to Hewlett-Packard and recorded a one-time gain of $1.89 million (net of closing costs).

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997 the Company had cash and cash equivalents of $4,934,480 and working capital of $3,241,717. The Company has continued to finance its operating activities during the nine months ended September 30, 1997 with proceeds from its initial public offering of common stock in December 1995, together with revenues from sales of product licenses. A total of approximately $1,300,000 of cash was used during the nine months ended September 30, 1997, net of proceeds from the sale of certain Internet printing technology to Hewlett-Packard (approximately $1,900,000) and the cash portion of the purchase price paid to the LanTec shareholders ($1,800,000). Most of this $1,300,000 decrease was attributable to the costs associated with the reorganization by the Company in the second quarter of 1997. During the quarter ended September 30, 1997, the Company experienced positive cash flow on an operating basis, excluding the effect of acquired research and development. As a result, the Company believes that its available funds will be sufficient to meet its cash requirements for the foreseeable future. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

                          PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         NONE.

ITEM 2.  CHANGES IN SECURITIES

         On September 29, 1997, the Company acquired Lan Professional Inc. ("LanTec") an Ottawa, Canada based CBT development Company, in exchange for cash and 557,413 shares of the Company's Common Stock issuable upon exchange of 557,413 shares of Exchangeable Shares of LanTec retained by the stockholders of LanTec. Reference is made to the Company's Current Report on Form 8-K filed October 14, 1997, incorporated herein by reference as if set forth fully herein.

         In August 1997, the Company engaged Capital West Securities Inc. ("Capital West") as an advisor in connection with the Hewlett-Packard and LanTec transactions completed during the quarter, in exchange for a flat fee of $15,000 and an agreement to reduce the exercise price of outstanding warrants to purchase an aggregate of 54,673 shares of ForeFront Common Stock held by certain persons associated with Capital West to $5.00 per share (from $9.00 per share) and to reduce the exercise period of the warrants by one year (to December 1999). The Company also issued Capital West an option to purchase 10,000 shares of ForeFront Common Stock at $5.00 per share as part of the agreement.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

Item 5.  OTHER INFORMATION

         Not Applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Number         Exhibit
              ------         -------

              10.1 Asset Purchase Agreement by and between Hewlett-Packard Company and The ForeFront Group, Inc., dated September 22, 1997 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as Exhibit
                             10.1 as filed with the Securities and Exchange Commission on October 7, 1997).

              10.2 Acquisition Agreement between The ForeFront Group, Inc., LanProfessional, Inc. and Sunil K. Sethi, Naveen Seth, Sukhdev Walia, Sunita Uppal and
                             Jang Bhadhur Sethi dated September 29, 1997,
                             (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as
                             Exhibit 10.1 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.3 Escrow Agreement between The ForeFront Group, Inc., LanProfessional, Inc. and Sunil K. Sethi, Naveen Seth, Sukhdev Walia, Sunita Uppal and Jang Bhadhur Sethi dated September 29, 1997 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as Exhibit 10.2 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.4           Lockup Agreement between The ForeFront Group, Inc.
                             and Sunil K. Sethi, Naveen Seth, Sukhdev Walia, Sunita Uppal and Jang Bhadhur Sethi dated September 29, 1997 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as Exhibit 10.3 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.5           Support Agreement between The ForeFront Group, Inc.
                             and LanProfessional, Inc. dated September 29, 1997 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as
                             Exhibit 10.4 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.6 Exchange Rights Agreement between The ForeFront Group, Inc., LanProfessional, Inc. and Sunil K. Sethi, Naveen Seth, Sukhdev Walia, Sunita Uppal and Jang Bhadhur Sethi dated September 29, 1997 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as Exhibit 10.5 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.7           Employment Agreement between LanProfessional,
                             Inc. and Sunil K. Sethi dated September 29, 1997 (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as
                             Exhibit 10.6 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.8 Additional Escrow Agreement between The ForeFront Group, Inc., McCarthy Tetrault, Sunil K. Sethi, Naveen Seth, Sukhdev Walia, Sunita Uppal and
                             Jang Bhadhur Sethi dated September 29, 1997
                             (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as
                             Exhibit 10.7 as filed with the Securities and Exchange Commission on October 17, 1997).

              10.9 Registration Rights Agreement between The ForeFront Group, Inc., and Sunil K. Sethi, Naveen Seth, Sukhdev Walia, Sunita Uppal and Jang Bhadhur Sethi (incorporated by reference to the exhibit attached to the Company's Current Report on Form 8-K as
                             Exhibit 10.8 as filed with the Securities and Exchange Commission on October 17, 1997).

              27             Financial Data Schedule

         (b)  Reports on Form 8-K

         A report was filed on October 7, 1997 in connection with the Company's sale of certain intellectual property to Hewlett-Packard Company on September 22, 1997.

         A report was filed on October 14, 1997 in connection with the Company's acquisition of LanProfessional Inc. on September 29, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE FOREFRONT GROUP, INC.



Date: November 14, 1997                   By: /s/ David Sikora
                                              --------------------------------
                                              David Sikora
                                              President and Chief Executive
                                               Officer


Date: November 14, 1997                   By: /s/ Ernest D. Rapp
                                              --------------------------------
                                              Ernest D. Rapp
                                              Chief Financial Officer
                                              (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)