Form 10-K
period 1997-12-31
FOREFRONT GROUP INC/DE
filed 1998-03-20
CIK 1002040

------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    --------------

                                      FORM 10-K
      (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _______ TO ________

                             COMMISSION FILE NO. 0-27438

                              THE FOREFRONT GROUP, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                 76-0365256
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION                     IDENTIFICATION NO.)



            THE FOREFRONT GROUP, INC.
         1360 POST OAK BLVD., SUITE 2050
                 HOUSTON, TEXAS                               77056
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                    (713) 961-1101
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, par value $.001 per share
                                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X       No
                                       -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 1998 was $65,528,663, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $14.813 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more
of the common stock are assumed to be affiliates.   As of March 18, 1998,
6,819,902 shares of the registrant's common stock were outstanding.

------------------------------------------------------------------------------

                                INTRODUCTORY STATEMENT

     WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, BELIEVED, EXPECTED, ESTIMATED OR PROJECTED. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS, SEE "BUSINESS - INTELLECTUAL PROPERTY AND LICENSES," "-COMPETITION," "- ADDITIONAL BUSINESS RISKS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED ELSEWHERE IN THIS REPORT.

     REFERENCES MADE IN THIS ANNUAL REPORT ON FORM 10-K TO "FOREFRONT," THE "COMPANY" OR THE "REGISTRANT" REFER TO THE FOREFRONT GROUP, INC. AND ITS WHOLLY OWNED SUBSIDIARIES. FOREFRONT-TM-, THE COMPANY'S LOGOS, MCSE SELF STUDY COURSE, CNE SELF STUDY COURSE, A+ CERTIFICATION SELF STUDY COURSE, WEBWHACKER, WEBSEEKER, WEBPRINTER, TROUBLESHOOTER, RESCUE PROFESSIONAL, STUDENT MANAGER AND INSTANTX ARE TRADEMARKS OF THE FOREFRONT GROUP, INC., WHICH MAY BE REGISTERED IN SOME JURISDICTIONS.

                                        PART I

ITEM 1.  BUSINESS.

Overview

     The Company is a leading provider of interactive software designed to meet the information technology (" IT") education and training needs of network professionals, personal computer ("PC") technicians, Web masters/managers and other IT professionals. The Company develops and markets high-quality, cost-effective Computer-Based Training (" CBT") products on CD-ROMs which enable IT professionals to conveniently prepare for technical certification exams. Each of the Company's products is designed to provide comprehensive training in the subject matter necessary to obtain technical certifications. In addition to CBT products, ForeFront publishes and markets a line of PC/Network utilities which enable technical professionals to diagnose problems quickly and easily, manage systems, and enhance the performance of networks and PCs. The Company also develops and markets off-line browsing and metasearching products for use on the Internet.

     The Company sells its CBT products through telesales marketing primarily to individual IT professionals as career advancement tools. The Company believes that its highly-refined prospecting and telesales marketing strategy provides it with a significant competitive advantage in selling products to its targeted customers. ForeFront employs a proprietary direct marketing program to generate customer prospects for its more than 165 full-time telesales representatives. The Company has increased its telesales force by 200% in the past 18 months and in October 1997, it expanded from its original base in Florida serving North American markets to a second telesales operation in Dublin, Ireland serving European markets. The Company has sold its CBT and PC/Network products to more than 60,000 customers and has generated over 600,000 customer prospects from its marketing efforts to date.

Recent Developments

     On March 16, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with CBT Group PLC ("CBT Group") and Rockets Acquisition Corp., a wholly-owned subsidiary of CBT Group ("Merger Sub"), pursuant to which the parties agreed that the Merger Sub will, as of the Effective Time (as defined in the Merger Agreement) merge with and into the Company. The terms of the Merger Agreement provide that the Company's stockholders will receive .3137 American Depositary Shares of CBT Group in exchange for each share of the Company's Common Stock. The obligations of the parties to consummate the merger contemplated by the Merger Agreement are subject to certain conditions, including the approval of the merger and the Merger Agreement by the stockholders of the Company. No assurance can be made that the merger will be consummated.

INDUSTRY BACKGROUND

     Business organizations and individuals are becoming increasingly dependent on computer systems in order to remain competitive. This trend has resulted in significant growth in IT education and training. According to International Data Corporation ("IDC"), the 1996 worldwide and U.S. markets for IT education and training were approximately $16.4 billion and $7.1 billion, respectively, as compared with $11.0 billion and $4.4 billion in 1992, respectively. The factors driving these markets include: (i) the lack of trained individuals in the IT marketplace; (ii) the continuous introduction and evolution of client/server technologies; (iii) corporate requirements that IT professionals be certified in certain technologies in order to assure performance and productivity; (iv) corporate downsizing, resulting in increased training requirements for employees and consultants who perform multiple job tasks that require knowledge of varied software applications and technologies; and (v) the proliferation of computers and networks throughout all levels of organizations.

     Traditionally, organizations and IT professionals have fulfilled their requirements for IT education and training through instructor-led training from internal training departments or seminars. Instructor-led training, however, has a number of limitations. Instructor-led training typically requires individuals to attend classes at scheduled times and often at off-site locations, limiting their flexibility and their availability to satisfy on-going work-related demands during training. Such training is also difficult to tailor to individuals' training needs, often is not accompanied by proficiency and assessment and may not offer a cost-effective training solution. The limitations of instructor-led training, combined with the previously described factors driving growth in the IT education and training market, have prompted IT professionals and corporate information systems ("IS") departments to seek alternative training methodologies. IDC has estimated that while instructor-led training represented 80% of the U.S. IT education and training market in 1996, the market share of instructor-led training is expected to decline to 63% by 2001 as alternative forms of training gain greater acceptance. IDC estimates that technology- and Web-based training will increase by 30% from 1996 to 2001, as compared with an estimated 7% increase in traditional instructor-led training during the same time period.

     The proliferation of computers throughout organizations and their increasing capabilities, coupled with the emergence of the Internet and intranet as a delivery platform, are supporting the emergence of interactive CBT IT education and training software. According to IDC, within the technology-based training category, CBT (self-paced, non-multimedia computer-based training) was the largest segment in 1996, with $524 million in total U.S. training revenues. This segment represented 47% of the U.S. total of $1.1 billion for technology-based training in 1996. The Company believes that as businesses and IT professionals seek alternative methods of training, there is a significant market opportunity to provide high-quality CBT software that can meet business needs for productive, flexible and cost-effective IT education and training.

     The need for IT professionals is substantial and continues to grow. The Information Technology Association of America estimated that 350,000 job openings for qualified IT professionals remained unfilled in 1997. The Bureau of Labor Statistics ("BLS") projects that the United States will require more than 1,000,000 new IT workers between 1994 and 2005 to fill newly-created jobs and replace workers leaving as a result of retirement, change of profession or for other reasons. Additionally, as a result of the corporate IT skills imbalance, qualified IT professionals are seeking to augment their existing knowledge and skill base in order to provide them with the means to seek job opportunities that offer increased compensation, responsibilities and opportunities for career advancement.

THE FOREFRONT SOLUTION

     ForeFront provides a range of software-based solutions to meet the education and training needs of IT professionals. ForeFront's solution consists of interactive CD-ROM software products designed for network professionals, PC technicians, Web masters/managers and other IT professionals. The Company believes that its CBT products offer advantages to IT professionals seeking technical certification for career advancement by offering a comprehensive solution to their needs in preparing for technical certification exams at a lower total cost than the modular offerings of other CBT software publishers.

     The Company's CBT titles offer many advantages over traditional instructor-led training. ForeFront's products allow IT professionals to tailor training to their work schedules, begin training at a level which is suitable to their needs, integrate training with on-the-job practice, train in only those topics that are relevant to their needs, and access training materials on an ongoing basis as reference tools. In general, ForeFront's courseware includes a graphically sophisticated interface that leads students through the subject software, simulating the technology and requiring students to respond actively to the course. The Company's courses also contain test questions designed to permit users to assess their capabilities and review their progress.

     The Company's CBT product library currently consists of nine intermediate and advanced level certification programs for IT professionals, encompassing over 1,000 hours of IT education and training, as well as introductory-level courses that do not lead to certification. ForeFront's comprehensive technical certification products provide IT professionals with approximately 25 to 200 hours of instruction per title. The Company believes that its products significantly reduce the costs to its customers of obtaining technical certification in comparison to traditional instructor-led formats and to other competing CBT products.

FOREFRONT'S GROWTH STRATEGY

     ForeFront's growth strategy incorporates the following elements:

     BROADEN CBT PRODUCT LINE. The Company currently offers IT professionals a variety of CBT products designed to offer a convenient, comprehensive and interactive method of facilitating training and performance enhancement in key segments of the IT market. The Company intends to broaden its line of CBT products to provide additional career development and enhancement resources for both novice and experienced IT professionals by (i) expanding its advanced-level IT product offerings to cover additional technical certification exams in additional technical fields, (ii) adding introductory and intermediate-level IT education and training products, (iii) creating products geared to non-IT professionals, (iv) segmenting its current and future comprehensive product offerings into focused, subject-specific sub-units for use in corporate IT training, and (v) developing foreign language versions of its CBT products.

     LEVERAGE PROPRIETARY DIRECT MARKETING AND SALES SYSTEMS. The Company has created and refined proprietary direct marketing and sales processes to maximize the sale of its CBT and PC/Network products. Currently, the Company's primary telesales operation in Clearwater, Florida employs 136 direct sales representatives responsible for generating U.S. sales. In October 1997, the Company opened its European telesales operation in Dublin, Ireland, which currently employs 28 direct sales representatives and provides evidence of the Company's ability to replicate its proprietary sales and marketing methodologies in other markets. The Company intends to further leverage these methodologies through: (i) expansion of its telesales force in both Clearwater, Florida and Dublin, Ireland; (ii) establishment of its telesales operations in additional international markets; and (iii) the addition of new products and services, capitalizing on the Company's relationships with its existing customers and customer prospects.

     EXPAND INTO NEW RELATED MARKETS. The Company currently sells products to individual IT professionals (including IT services managers, PC technicians, MIS managers and network professionals, among others) and to small businesses. The Company's strategy is to expand into related markets by (i) establishing a direct sales force targeted at the IT education and training needs of small to mid-size businesses, (ii) leveraging new product development by expanding into segments of the IT professional market that are not served by the Company's current products, such as computer programmers, database managers, enterprise application managers, and general computer users, and (iii) expanding its product offerings and distribution to reach individuals who are seeking to become IT professionals.

     PURSUE STRATEGIC ACQUISITION AND LICENSE AGREEMENTS. Historically, the Company has obtained new products primarily through acquiring development companies and negotiating license agreements. In September 1997, the Company acquired Lan Professional Inc. ("LanTec") in order to own the titles it had previously been licensing and to enable it to develop CBT products internally. The Company intends to seek strategic acquisitions of companies and negotiate new license agreements to complement its existing line of CBT products, accelerate time to market, and expand its research and development capabilities.

     BUILD ALLIANCES WITH KEY IT VENDORS. The Company intends to pursue and enter into development and marketing alliances with key IT vendors to produce and distribute vendor-specific authorized training programs. The Company believes such alliances could provide a number of competitive advantages, including access to the partner's product development plans and source material, facilitating the launch of CBT products concurrently with the launch of new IT applications, and access to additional distribution channels.

     SERVE EMERGING INTERNET/INTRANET MARKET OPPORTUNITIES. As individuals and companies increasingly utilize the Internet and intranet, the Company believes that new education and training needs will emerge. The Company will seek to use its Internet expertise to capitalize on expanding Internet and intranet education opportunities.

     There can, however, be no assurance that the Company will be successful in implementing any of the foregoing elements of its growth strategy. See "--Additional Business Risks--Growth Strategy; Dependence on New Products," "--Developing Market for IT Education and Training," "--Rapid Technological Change," "--Management of Expanding Operations and Acquisitions," and "--Risks of Telesales Marketing."

PRODUCTS

     CBT PRODUCTS. The following table outlines the nine separate certification programs for IT professionals currently marketed and sold by the Company, and the subject matter of the various modules incorporated in each:


          Certification                              Modules
----------------------------   ---------------------------------------------
 MCSE 4.0 Self-Study Course      -    Networking Essentials
                                 -    Implementing and Supporting Microsoft
                                      Windows 95
                                 -    Implementing and Supporting Microsoft
                                      Windows NT Server 4.0
                                 -    Implementing and Supporting Microsoft
                                      Windows NT Server 4.0 in the Enterprise
                                 -    Internetworking Microsoft TCP/IP on
                                      Microsoft Windows NT 4.0 (MCSE Elective)
                                 -    Implementing and Supporting Microsoft
                                      Exchange Server 5.0 (MCSE Elective)
                                 -    Microsoft Mail 3.2 for PC Network
                                      Enterprise (MCSE Elective)
------------------------------------------------------------------------------
 MCP Self-Study Course           -    Implementing and Supporting Microsoft
                                      Windows 95
------------------------------------------------------------------------------
 MCP Self-Study Course           -    Implementing and Supporting Microsoft
                                      Windows NT Workstation 3.51
------------------------------------------------------------------------------
 MCP Self-Study Course           -    Implementing and Supporting Microsoft
                                      Windows NT Server 3.51
------------------------------------------------------------------------------
 MCP Self-Study Course           -    Implementing and Supporting Microsoft
                                      Windows NT Server 4.0
------------------------------------------------------------------------------
 CNE 4.1 Self-Study Course       -    Administration 4.11
                                 -    Advanced Administration 4.11
                                 -    4.1x Installation and Configuration
                                 -    Service and Support for NetWare
                                 -    Networking Technologies
                                 -    Design and Implementation
                                 -    Building Intranets with IntranetWare
------------------------------------------------------------------------------
 CNA Self-Study Course           -    NetWare Administrator 3.x
------------------------------------------------------------------------------
 CNA Self-Study Course           -    NetWare Administrator 4.11 (Internetware)
------------------------------------------------------------------------------
 A+ Certification Self-Study     -    Core Module (Hardware)
 Course                          -    Win/DOS Specialty Module
------------------------------------------------------------------------------

     In general, ForeFront's courseware includes a graphically sophisticated interface that leads students through the subject software, simulating the technology and requiring students to respond actively to the course. The Company's courses also contain test questions designed to permit users to assess their capabilities and review their progress.

     Each of the Company's CBT products can be integrated and managed with its new STUDENT MANAGER system. This network-based administrative software program, introduced in 1998, is designed to allow an administrator to audit and control the use of each course, track employee performance and create specialized curricula for employees by granting access to selected courses. STUDENT MANAGER enables the Company to offer a fully-integrated product to small to mid-sized companies, with centralized reporting, monitoring and evaluation. The Company intends to develop selected of its future CBT products around the STUDENT MANAGER architecture and to make modifications to selected products licensed or acquired as may be necessary to integrate such CBT products with the STUDENT MANAGER system.

     The Company's current CBT products are focused on the following categories of IT professionals: network professionals and PC technicians.
The Company intends to develop, license or acquire additional products aimed at the intermediate and advanced level IT professionals. In addition, the Company plans to expand, develop, license or acquire products for other IT professionals not presently fully served: Web masters/managers, database managers, computer programmers, enterprise application managers and general end-users. The Company plans to prioritize its development, licensing or acquisition of new products based on its customers' needs, marketing opportunities and availability and timing of development, license and acquisition opportunities. There can be no assurance that the Company will be able to successfully develop or negotiate the license or acquisition of new products on a timely basis and on terms satisfactory to the Company, if at all. See "--Additional Business Risks--Growth Strategy; Dependence on
New Products."

     The Company's courses are generally compatible with Windows-based
desktop PCs and LANs.   At present, all of the Company's courses are
available exclusively on CD-ROM and are sold individually or on a site-license basis. Over the long term, however, ForeFront intends to explore the use of new delivery techniques through on-line services and the Internet.
 The Company believes that its future success will depend in large part on its ability to enhance its existing courses and to develop, license or acquire and introduce new courses on a timely basis. New courses and enhancements to existing courses must keep pace with rapidly changing, vendor-specific certification standards and competitive offerings and adapt to new hardware platforms and emerging industry standards and provide additional functionality. See "--Additional Business Risks--Growth Strategy; Dependence on New Products" and "--Rapid Technological Change."

PC/NETWORK PRODUCTS

     In addition to CBT titles, ForeFront publishes and markets a line of PC/Network utilities which enable technical professionals to quickly and easily diagnose problems, manage systems, and enhance the performance of networks and PCs. This line of more than a dozen products includes: (i) THE TROUBLESHOOTER, a comprehensive diagnostic tool for PCs and file servers; and
(ii) RESCUE PROFESSIONAL, a data recovery solution.

INTERNET CONTENT MANAGEMENT PRODUCTS

     The Company also continues to develop and market its line of Internet content management products, including WEBWHACKER, WEBSEEKER and WEBPRINTER. Following the Company's 1997 repositioning of its business to focus on CBT applications, the Company consolidated all Internet product development, sales and marketing at its Blue Squirrel division located in Salt Lake City, Utah. The Company sold the rights to certain Internet printing technology in September 1997 to Hewlett-Packard Company for a net gain of approximately $1.87 million, and may out-license or sell some or all of its remaining Internet content management products in the future. However, the Company intends to retain the rights to use the technology to develop methods of delivering education and training products over the Internet.

PRODUCT DEVELOPMENT

     The Company believes that it must continue to invest in product development to remain competitive in the CBT marketplace. ForeFront believes that the development of an effective training product requires the convergence of source material, instructional design and computer technology. The development of an effective training product involves a three-step process: (i) obtaining or developing source material; (ii) utilizing instructional design methodologies; and (iii) deploying computer technology. The first step in developing a new training program is to obtain content through subject matter experts, existing courses, product reference manuals and other materials. The Company is currently evaluating potential licensing agreements to obtain additional source material. There can be no assurance that the Company will be able to obtain such source material on a timely basis or on terms satisfactory to the Company, if at all. The development team then structures a program template which covers all of the relevant concepts, tasks to be completed, interactive features and tests to measure achievement. Concurrently, the Company's developers, working with animators, simulation programmers and graphic designers, simultaneously plan and develop graphics, animations and simulations.

     The Company develops substantially all of its internally-developed courses at its development facility in Ottawa, Canada. From time to time, the Company contracts with third parties to develop portions of particular courses, although the Company retains complete control over all phases of such development. All products produced by outside developers remain the sole property of ForeFront. The Company is exploring the possibility of licensing content from publishers of text-based training material to shorten the development cycle for its CBT products. If the Company is successful in doing so, the Company would likely be required to pay royalties to the publishers of such content. There can be no assurance, however, that the Company will be successful in acquiring such content on favorable terms or at all or that such an arrangement would in fact expedite development of CBT products. See "--Additional Business Risks--Growth Strategy; Dependence on New Products" and "--Management of Expanding Operations and Acquisitions."

DEVELOPMENT AND MARKETING ALLIANCES

     The Company's strategy is to expand its position in the IT education and training market by forming development and marketing alliances with leading IT software vendors and publishers of text-based training products. The Company believes such development and marketing alliances could offer it a number of competitive advantages, including: (i) early access to the software vendors' engineers and technical advisors for assistance in developing courses on new products; (ii) increased access to product vendors' content to drive the Company's internal development cycles; (iii) the ability to designate those products developed in concert with reputable vendors as "authorized" by that vendor; and (iv) expanded distribution channels through cross-marketing arrangements. The Company believes that these alliances also provide significant benefits to software vendors by allowing them to achieve additional market penetration generated by increasing the overall number of trained users. The Company has not entered into an alliance with an IT software vendor or publisher of text-based training materials at this time, and there can be no assurance that the Company will be able to do so on terms acceptable to the Company, on a timely basis, if at all, or that any such alliances would be successful. See "--Additional Business Risks--Risks of Development and Marketing Alliances."

CUSTOMERS

     The Company licenses its CBT products primarily to individual IT professionals (including IT services managers, PC Technicians, MIS Managers and network professionals, among others) and to small businesses. No customer accounted for more than 10% of revenues in 1997. The Company has over 60,000 customers, representing thousands of corporations, and approximately 600,000 customer leads in its database, substantially all of which have been generated through its direct marketing operations. The Company plans that its course curricula will enable its customers to periodically enhance their career development by acquiring new, or improving on existing, knowledge and skills. The Company anticipates that many of its customers will become "repeat" customers, purchasing successively advanced-level products, and progressing from one course curriculum to another over time.

     The Company has also recently commenced site licenses of its CBT titles for use by a specified number of users. With the introduction of the STUDENT MANAGER product, the Company is endeavoring to capitalize on the substantial opportunity to sell site licenses to small to mid-size organizations.

SALES, MARKETING AND CUSTOMER SUPPORT

     SALES. The Company's direct sales and support organization, which includes personnel responsible for new sales as well as personnel responsible for follow-up support efforts, generated approximately 74% and 90% of the Company's revenues in 1996 and 1997, respectively. The Company also distributes its courses through a small number of resellers and international distributors. The Company's direct sales telemarketing operation is composed of teams of sales representatives, each of which is led by a sales manager who is responsible for managing the needs of the sales representatives, assisting them in individual sales calls, and supporting and motivating them. As of January 31, 1998, the Company employed 136 direct sales representatives and 14 customer and technical support representatives in the United States and 28 direct sales representatives and one customer and technical support representative in Ireland.

     The Company's telesales operation in Clearwater, Florida is a world-class system developed and refined over a seven-year period from the inception of AllMicro. ForeFront employs a variety of training, sales and performance-tracking methodologies designed to monitor and optimize sales performance. In addition to the close monitoring of the Company's direct sales campaign, the sales force employs highly-refined, proprietary training methodologies and systems that enhance the likelihood of building a successful customer relationship.

     The opening of the Company's sales office in Dublin, Ireland in October 1997 has demonstrated the Company's ability to replicate this system and the more than doubling of the sales force in 1997 (from 65 to 136 representatives) in the U.S. demonstrates the Company's ability to grow the system.

      MARKETING. The Company believes that the success of its telesales operation is, in large part, attributable to its highly-refined marketing systems and methodologies. Using a targeted marketing and lead-based system, the Company employs a variety of direct marketing activities to generate leads, including direct mail, advertising and related activities such as trade shows.

     CUSTOMER SUPPORT. The Company currently provides e-mail and telephone support to its customers, and is evaluating a fee-based support system for customers who purchase CBT products to support their efforts to obtain certification.

COMPETITION

     The IT education and training market is highly fragmented, extremely competitive, and lacks meaningful barriers to entry. The Company competes primarily with third-party suppliers of CBT products, instructor-led IT education and training, internal training departments and other suppliers of IT education and training, including several other companies that produce interactive software training products. To a lesser extent, the Company also competes with consultants, value-added resellers, network integrators, applications software vendors and publishing companies.

     Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources as well as greater name recognition than the Company. Certain of the Company's competitors in the CBT market possess comprehensive libraries of CBT products that have substantially greater scope than the Company's line of CBT products. In addition, the IT education and training market is characterized by significant price competition, and the Company expects that it will face increasing price pressures from competitors in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques, on-line training or other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

INTELLECTUAL PROPERTY AND LICENSES

     The Company regards its software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's courseware or technology without authorization or to develop similar courseware or technology independently. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. The Company generally does not include in its software any mechanisms to prevent or inhibit unauthorized use, and relies primarily on "shrink wrap" licenses that are not signed by the user and therefore may be unenforceable in some jurisdictions. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business and results of operations could be materially and adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. There can be no assurance that third parties will not claim that the Company's current or future products infringe the proprietary rights of others. The Company expects that software developers will increasingly be subject to such claims as the number of products and competitors in the IT education and training industry grows and the functionality of products in the industry overlaps. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into license agreements under which the Company would pay royalties or fees to third parties or modify or discontinue sales of products subject to such claim, at costs to the Company which could be substantial.

EMPLOYEES

     As of January 31, 1998, the Company had a total of 267 full-time employees, of whom 203 were engaged in sales, marketing and customer support, 36 in management, administration and finance and 28 in product development. On January 31, 1998, 207 employees were located in the United States, 34 in the Republic of Ireland and 26 in Canada. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

ADDITIONAL BUSINESS RISKS

     LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT

     The Company commenced operations in 1992 and completed an initial public offering of its Common Stock in December 1995. The Company's initial business was the development and sale of a content management and productivity software application designed to enable information sharing and collaboration over computer networks, which was subsequently adapted and segmented with the emergence of the World Wide Web to create a line of Internet content management products. The Company made several acquisitions in 1996 to supplement its line of Internet content management products and to expand its sales and marketing capabilities. In mid-1997, the Company repositioned its business to focus on the marketing and sale of CBT products to IT professionals through the telesales organization it acquired in 1996. Accordingly, the Company has only a limited operating history on which an evaluation of its business and prospects can be based. Although the Company was profitable in its fiscal quarters ended September 30, 1997 (excluding one-time charges) and December 31, 1997, it incurred losses in each of its fiscal periods prior thereto. There can be no assurance that profitability will continue in the future or that levels of profitability, if any, will not vary significantly among fiscal periods. As of December 31, 1997, the Company had an accumulated deficit of approximately $16.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     FLUCTUATIONS IN OPERATING RESULTS

     ForeFront has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. The Company's operating results may fluctuate as a result of many factors, including: the size and timing of orders and shipments; the mix of sales between products developed solely by ForeFront and products licensed from third parties; royalty rates; the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors; competitive conditions in the industry; delays in availability of existing or new products; spending patterns of the Company's customers; the number of selling days in each quarter; and general economic conditions. The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     GROWTH STRATEGY; DEPENDENCE ON NEW PRODUCTS

     The Company's growth strategy is dependent on a program of: (i) licensing new products from others for distribution; (ii) developing new products internally; and (iii) acquiring companies with attractive products and product development capabilities. There can be no assurance that the Company will be able to enter into product license agreements on acceptable terms, develop products internally in sufficient quantity or identify attractive acquisition candidates and negotiate acquisition terms acceptable to the Company. There can be no assurance that the Company will be able to successfully implement its growth strategy, and the failure to do so would have a material adverse effect on the Company's business and results of operations.

     The Company presently maintains a relatively limited library of CBT products and believes that its future success will depend in large part on its ability to develop, acquire or in-license new products to enable it to offer a more complete library of CBT products. Furthermore, the subject matter of the Company's courseware is influenced by rapidly changing technology, evolving industry standards, changes in customer needs and frequent introductions of new products by software vendors. Accordingly, the Company believes that its future success will depend in large part on its ability to meet these changes by enhancing its existing courses and developing and introducing new courses on a timely basis. There can be no assurance that the Company will be successful in addressing the changing needs of the marketplace by developing and marketing new products or enhancing its existing products on a timely basis. If the

Company were unable, due to resource, technological or other constraints, to anticipate and respond adequately to changes in customers' software technology and preferences, the Company's business and results of operations would be materially adversely affected. See "Business--ForeFront's Strategy," "--Products" and "--Product Development."

     DEVELOPING MARKET FOR IT EDUCATION AND TRAINING

     The market for IT education and training is rapidly evolving. New methods of delivering interactive education software are being developed, including intranet and Internet deployment systems. Many of these systems will involve new and different methodologies and business models and may include multimedia and other product features. The Company's future success will depend on, among other factors, its ability to develop and distribute products that address the changing market needs for IT education and training. There can be no assurance that the Company will be successful in meeting the changing market needs.

     RAPID TECHNOLOGICAL CHANGE

     The Company's development or acquisition of new training courses, or enhancements to existing courses, must keep pace with the introduction in the marketplace of new and evolving hardware platforms, operating systems software, applications and computer industry standards. Therefore, the Company must continually anticipate and adapt its products to emerging desktop and computer network platforms and environments. The Company believes that its ability to compete in the future will depend significantly on its ability to adapt to emerging technologies and to include those technologies in its courses. If the Company were unable to anticipate and respond to changes in computer technology, its business and results of operations would be materially and adversely affected. See "Business --Product Development."

     MANAGEMENT OF EXPANDING OPERATIONS AND ACQUISITIONS

     The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially and adversely affected.

     As a result of LanTec Acquisition in September 1997, the Company's operating expenses have increased. There can be no assurance that the integration of LanTec can be successfully completed in a timely fashion, or at all, or that the revenues from products under development by LanTec will be sufficient to support the costs associated with its development efforts without adversely affecting the Company's operating margins. Any failure to successfully complete integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on the Company's business and results of operations.

     The Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited prior experience and the loss of key employees of acquired companies. In addition, the Company could encounter unanticipated business risks or liabilities with respect to acquired businesses, and substantial write-offs of acquired research and development costs may be required in connection with such acquisitions. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products of businesses that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

     RISKS OF TELESALES MARKETING

     Although telesales as a form of direct marketing has grown significantly in the last ten years, advances in new forms of direct marketing, such as the development of interactive commerce through television, computer networks (including the Internet) and other media, could have an adverse effect on the effectiveness of telemarketing. In addition, telemarketing's effectiveness as a direct marketing tool also may decrease as a result of consumer saturation and consumer resistance to telemarketing in general. Although the Company attempts to monitor marketing trends and respond accordingly, the Company may not be able to anticipate and successfully respond to such trends on a timely basis. Furthermore, the Company obtains leads for its telesales marketing through responses to advertising in trade publications and direct mail. Any material decline in the effectiveness of such advertisements in reaching the Company's targeted market or in generating responses from prospective customers would have a material adverse effect on the Company's business and results of operations.

     The success of the Company's telemarketing activities is dependent on its ability to attract, train and retain an increasing number of sales and customer and technical support personnel. Should the Company be unable to attract a sufficient number of new employees, or if the Company's turnover rate among new and/or experienced telesales employees were to increase materially, its business, financial condition, results of operations and growth prospects could be materially and adversely affected.

     RISKS OF DEVELOPMENT AND MARKETING ALLIANCES

       The Company has not entered into an alliance with an IT software vendor or publisher of text-based training materials at this time, and there can be no assurance that the Company will be able to do so on terms acceptable to the Company, on a timely basis, if at all, or that any such alliances would be successful. In addition, the Company's alliance partners could pursue their existing or alternative training programs in preference to and in competition with those being developed with the Company or licensing arrangements with competitors of the Company. Furthermore, the Company could be required to pay royalties to any such alliance partners on products developed with or licensed from them, which would reduce the Company's gross margins. Finally, the collaborative nature of the development process under such alliances may result in longer development periods and less control over the timing of product introductions than for courses developed solely by the Company.

     DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, and on its ability to continue to attract, motivate and retain highly qualified employees and management personnel. In particular, the loss of certain senior management personnel or other key employees could have a material adverse effect on the Company's business and results of operations.

     INTERNATIONAL OPERATIONS


     The Company presently has operations in Canada and Ireland.
International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, export license requirements, the imposition of trade barriers, difficulties in staffing and managing foreign operations, currency fluctuations and political and economic instability.

ITEM 2.  PROPERTIES.

     The Company's executive offices are located in Houston, Texas, where the Company leases approximately 2,800 square feet of office space. All of the Company's sales and marketing activities are conducted at its Clearwater, Florida and Dublin, Ireland locations, where it leases approximately 16,000 and 2,300 square feet, respectively. The Company's research and development activities are conducted in Ottawa, Canada, where it leases approximately 6,000 square feet. The Company also leases approximately 2,400 square feet in Salt Lake City, Utah, where the Company's Internet product efforts are directed. The Company's leases expire or are terminable at the Company's option at varying times through 2002.

     The Company believes that its current facilities are adequate to meet its needs for the foreseeable future. Management does not anticipate any major problems in negotiating new leases on expiration of any existing leases. Further, management also believes that additional space is available at satisfactory rates for expansion beyond the current space should that be necessary.

ITEM 3.  LEGAL PROCEEDINGS.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company completed the initial public offering of its Common Stock in December 1995. The Common Stock is traded on the Nasdaq National Market under the symbol "FFGI." The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                                       HIGH      LOW
                                                      ------   ------
1995
Fourth Quarter (from December 18, 1995). . . . . .     $8.63    $8.25

1996
First Quarter. . . . . . . . . . . . . . . . . . .    $10.09    $6.50
Second Quarter . . . . . . . . . . . . . . . . . .     20.75     7.50
Third Quarter. . . . . . . . . . . . . . . . . . .     13.88     8.94
Fourth Quarter . . . . . . . . . . . . . . . . . .     10.88     5.00

1997
First Quarter. . . . . . . . . . . . . . . . . . .     $7.00    $2.88
Second Quarter . . . . . . . . . . . . . . . . . .      4.25     2.00
Third Quarter. . . . . . . . . . . . . . . . . . .      8.88     2.13
Fourth Quarter . . . . . . . . . . . . . . . . . .     10.75     4.75

1998
First Quarter (through March 18, 1998) . . . . . .    $14.81    $7.13

     On March 18, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $14.81 per share. As of March 11, 1998, there were approximately 205 holders of record of the Common Stock.

     The Company has never declared or paid a cash dividend on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion of the Company's business; therefore, the Company does not anticipate declaring or paying dividends on the Common Stock in the foreseeable future. The declaration and payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors, including limitations, if any, on the payment of dividends under state law and any then-existing credit agreement.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not sell any unregistered securities during the fourth quarter of the Company's fiscal year ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

                         SELECTED CONSOLIDATED FINANCIAL DATA
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected consolidated financial data of the Company for each of the three years in the period ended December 31, 1997 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data of the Company for each of the two years in the period ended December 31, 1994 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial condition and results of operations for these periods. The following data should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K.


                                                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                        1993             1994             1995              1996           1997
                                                     ----------      -----------    -------------      ------------     ----------
                                                             (UNAUDITED)
 STATEMENT OF OPERATIONS DATA:
 Net revenues.....................................  $   3,714         $   4,689        $    6,053     $    13,798      $    18,408
 Cost of product licenses.........................      1,641             1,058             1,217           2,675            3,027
                                                    ---------         ---------        ----------     -----------      -----------
 Gross profit.....................................      2,073             3,631             4,836          11,123           15,381
 Operating expenses:
   Selling and marketing..........................      1,100             2,516             3,246           8,906           12,125
   General and administrative.....................        563             1,243             1,159           4,255            3,589
   Research and development.......................        333               748               888           3,021            1,810
   Acquired research and
    development...................................         --                --                --           2,799            4,097
                                                    ---------         ---------        ----------      ----------       ----------
 Operating income (loss)..........................         77              (876)             (457)         (7,858)          (6,240)
 Interest income, net.............................         21                36                 5             525              243
 Gain on sale of assets...........................         --                --                --              --            1,869
                                                    ---------         ---------        ----------      ----------       ----------
 Net income (loss)................................  $      98         $    (840)       $     (452)     $   (7,333)      $   (4,128)
                                                    ---------         ---------        ----------      ----------       ----------
                                                    ---------         ---------        ----------      ----------       ----------
 Basic and diluted income (loss) per
 share(1).........................................  $    0.03         $   (0.24)       $    (0.12)     $    (1.22)      $    (0.63)
                                                    ---------         ---------        ----------      ----------       ----------
                                                    ---------         ---------        ----------      ----------       ----------
 Shares used in computing
      basic and diluted income (loss) per
      share(1)....................................  3,135,538         3,548,967         3,647,930       6,002,427        6,547,041


                                                                                     DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                        1993             1994             1995              1996           1997
                                                     ----------      -----------    -------------      ------------     ----------
                                                              (UNAUDITED)
 BALANCE SHEET DATA:
 Working capital..................................     $1,959              $254           $12,575          $5,824           $4,880
 Total assets.....................................      2,386               991            13,994           9,634           10,008
 Stockholders' equity.............................      2,125               477            12,786           7,017            6,700

-----------------------

(1) Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Common equivalent shares are excluded from the per share calculations because the effect of their inclusion would be antidilutive. See the Company's Consolidated Financial Statements and Note 2 thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, BELIEVED, EXPECTED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCES THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND SELECTED CONSOLIDATED FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. HISTORICAL RESULTS ARE NOT NECESSARILY INDICATIVE OF TRENDS IN OPERATING RESULTS FOR ANY FUTURE PERIOD.

OVERVIEW

     The Company is a leading provider of interactive software designed to meet the IT education and training needs of network professionals, PC technicians, Web masters/managers and other IT professionals. The Company develops and markets high-quality, cost-effective CBT products on CD-ROMs. These products enable IT professionals to conveniently prepare for technical certification exams on the leading network operating systems, Microsoft Windows NT and Novell NetWare. Each of the Company's products is designed to provide comprehensive training in the subject matter necessary to obtain technical certifications.
In addition to CBT products, ForeFront publishes and markets a line of PC/Network utilities which enable technical professionals to diagnose problems quickly and easily, manage systems, and enhance the performance of networks and PCs. The Company also develops and markets off-line browsing and metasearching products for use on the Internet.

     During 1997, the Company's CBT products accounted for 61% of the Company's revenues and PC/Network utilities represented 25% of revenues. The Company's Internet content management products accounted for the remaining 14% of the Company's 1997 revenues. The CBT products represented 43% of revenues in the first quarter of 1997 and increased to 72% during the fourth quarter of 1997.
No customer accounted for more than 10% of the Company's net revenues during the year ended December 31, 1996 or 1997. The Company derived approximately 90% of its 1997 revenue from its telesales operations in Clearwater, Florida and Dublin, Ireland which currently employ more than 160 sales representatives. In addition, ForeFront also distributes its products through its proprietary INSTANTX electronic storefront system and other online resellers over the Internet, international resellers, distributors and original equipment manufacturers ("OEMs"). To a lesser extent, the Company also markets certain of its products through alliances with other computer software companies and publishers that incorporate bundled versions of the Company's PC/Network utility products and Internet content management products with the products of such other companies.

     The cost of product licenses primarily includes costs associated with product packaging, documentation, software duplication and shipping as well as royalties paid to third parties. Since the Company's acquisition of LanTec in September 1997, the Company no longer pays royalties on its CBT Products.

     Research and development expenses consist primarily of personnel costs, including salaries and benefits, occupancy and travel expenses as well as outside consultant costs related to the research and development of the Company's products. These costs are charged to operating expense as they are incurred. Selling and marketing expenses consist primarily of salaries and commissions of marketing and sales personnel, advertising and promotion expenses, and customer service and support costs. General and administrative expenses consist primarily of salaries of administrative and executive personnel, expenses associated with merger and acquisition activity, and other professional services.

     Interest income consists primarily of interest earned on cash and cash equivalents. The gain on sale of assets is attributable to the Company's sale of certain Internet-printing technology during 1997.

     ForeFront acquired AllMicro, Inc. ("AllMicro") on July 22, 1996 pursuant to a merger in which the Company issued 1,056,152 shares of its Common Stock. The AllMicro merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company give retroactive effect to the merger and are presented as if ForeFront and AllMicro had been combined for all periods presented. On September 29, 1997, the Company acquired LanTec for $1.8 million in cash and securities exchangeable for 557,413 shares of the Company's Common Stock. The acquisition was accounted for under the purchase method and, accordingly, the operating results of LanTec are included in the Company's operating results since the date of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data for the Company expressed as a percentage of total revenues.


                                                      YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1995     1996      1997
                                                    ------   ------    ------
   STATEMENT OF OPERATIONS DATA: . . . . . . .
   Net revenues. . . . . . . . . . . . . . . .      100.0%   100.0%    100.0%
   Cost of product licenses. . . . . . . . . .       20.1%    19.4%     16.4%
   Gross profit. . . . . . . . . . . . . . . .       79.9%    80.6%     83.6%
   Operating Expenses: . . . . . . . . . . . .
     Selling and marketing . . . . . . . . . .       53.6%    64.5%     65.9%
     General and administrative. . . . . . . .       19.1%    30.8%     19.5%
     Research and development. . . . . . . . .       14.7%    21.9%      9.8%
     Acquired research and development . . . .           -    20.3%     22.3%
   Operating loss. . . . . . . . . . . . . . .       (7.5%)  (56.9%)   (33.9%)
   Net loss. . . . . . . . . . . . . . . . . .       (7.5%)  (53.1%)   (22.4%)

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     NET REVENUES. The Company's revenues increased $4,610,000, or 33%, from $13,798,000 in 1996 to $18,408,000 in 1997. For the year ended December 31,
1996, the Company's revenues were derived primarily through its direct sales channel and through OEM agreements. For 1997, revenues were generated primarily from the Company's direct sales channels and its electronic storefront.
Revenues from the direct sales channels increased approximately $6,261,000, or 61%, while revenues from the remaining channels decreased approximately $1,651,000, or 46%. This change in revenue sources reflects the Company's increased focus on CBT products, which are primarily sold through the direct sales channel, and its decreased focus on the Internet content management products, which were traditionally sold through the retail, OEM and electronic storefront channels.

     COST OF PRODUCT LICENSES.   The Company's cost of product licenses
increased $352,000, or 13%, from $2,675,000 in 1996 to $3,027,000 in 1997 due to the increase in revenue, but decreased as a percentage of revenue from 19% in 1996 to 16% in 1997. The decrease in the cost of product licenses as a percentage of revenue is attributable to the change in the mix of distribution channels used by the Company and the mix of products sold. As a result of the LanTec acquisition in September 1997, the Company no longer pays royalties on all of its CBT products acquired from LanTec and expects to continue to increase its gross margins in the future; however, to the extent the Company licenses additional products from third parties, the margins may decline due to royalties paid to the licensors of such products.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $3,219,000, or 36%, from $8,906,000 in 1996 to $12,125,000 in 1997. The increase was primarily due to increased sales personnel, sales commissions, and advertising relating to CBT products as well as pre-committed advertising contracts for Internet content management products that were entered into prior to the Company's reorganization in April 1997. Future selling and marketing costs relating to the Company's Internet products will be reduced as a result of the Company's reorganization; however, the Company expects to increase its sales and marketing staff and related expenses relating to CBT products in accordance with the targeted revenue goals and expectations of management. This increase will include expenses for ForeFront Europe Limited, the Company's Ireland-based business unit that initiated sales, marketing and technical support operations in October 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs decreased $666,000, or 16%, from $4,255,000 in 1996 to $3,589,000 in 1997.
Excluding the one-time charge of $1,559,000 for transaction costs associated with the merger with AllMicro in July 1996 and the one-time restructuring charge of $1,144,000 incurred in the second quarter of 1997, general and administrative costs declined $251,000 or 9% from $2,696,000 in 1996 to $2,445,000 in 1997.
The decrease is primarily due to the reduction in personnel relating to Internet content management products. In addition, the increase in personnel and related costs within the Company has been in the sales and marketing functions relating to CBT and PC/Network utility products while general and administrative personnel costs have not increased significantly.

     RESEARCH AND DEVELOPMENT EXPENSES.   The Company's research and development
expenses decreased $1,211,000, or 40%, from $3,021,000 in 1996 to $1,810,000 in
1997. Compared to the prior year, expenses increased $326,000 in the first three months of 1997 due to continued research and development relating to Internet content management products but declined $1,537,000 during the remainder of 1997. The decline in 1997 was primarily due to the Company's reorganization in April 1997, which included a reduction in personnel and related expenses for the Company's Internet content management products as contrasted with an increase in such personnel during the same period in 1996 when the Company was making significant investments in research and development efforts relating to Internet content management products. In addition, 1996 expenses include a one-time charge of approximately $410,000 for the purchase of
several software licenses intended for  development.   The Company expects to
incur fewer research and development expenses in the Internet content management products division, but will incur additional research and development expenses relating to CBT products as a result of the Company's acquisition of LanTec, which will serve as the center of the Company's research and development operations to develop new products.

     ACQUIRED RESEARCH AND DEVELOPMENT EXPENSES. Total expenses for acquired research and development in 1996 were $2,799,000 compared to $4,097,000 in 1997. In May 1997, the Company agreed to issue 100,128 shares of its Common Stock in termination of an earn-out obligation relating to a 1996 acquisition. As a result, the Company recorded additional acquired research and development expenses of $447,000 during the second quarter of 1997. During September 1997, the Company acquired LanTec in exchange for $1.8 million in cash and securities exchangeable for 557,413 shares of the Company's Common Stock. The Company recorded the fair value of net assets acquired, which resulted in a one-time charge of $3,650,000 for acquired research and development expenses. The acquired research and development expenses in 1996 relate to the Company's acquisitions of Blue Squirrel, Inc. ("Blue Squirrel") and BookMaker Corporation ("BookMaker"). The Company recorded the fair value of net assets acquired, which resulted in a non-cash charge of $440,000 and $2,359,000, respectively, for acquired research and development expenses.

     INTEREST INCOME. Interest income decreased $282,000, or 54%, from $525,000 in 1996 to $243,000 in 1997. The decrease is attributable to the Company's continued use of cash proceeds during 1997 that were raised in December 1995 on the completion of the Company's initial public offering.

     GAIN ON SALE OF ASSETS.   During September 1997, the Company sold
certain Internet printing technology to Hewlett-Packard and recorded a one-time gain of $1,869,000 (net of closing costs).

     INCOME TAXES. The Company has incurred losses since inception (excluding the pro forma effects of the pooling with AllMicro in July 1996), except for the fourth quarter ended December 31, 1997, and therefore, has not been subject to federal income taxes. A valuation allowance was applied to fully offset the Company's net deferred tax assets of $2.9 million at December 31, 1997. See
Note 3 of Notes to Consolidated Financial Statements. The net deferred tax asset (before applying the valuation allowance) is comprised primarily of the estimated tax effect of tax net operating loss ("NOL") carryforwards and other temporary differences. Management believes it is not appropriate to record a deferred tax asset until the Company can establish that it becomes more likely than not that the Company will realize some or all of the benefits of the net deferred tax assets. The net deferred tax assets, prior to the application of valuation allowances, for fiscal 1997 was $2.9 million and for fiscal 1996 was $2.2 million. Federal tax laws provide for a limitation on the use of NOL tax credit carryforwards following certain ownership changes that could limit the Company's ability to use its NOL and tax credit carryforwards. Certain transactions during 1996 resulted in an ownership change for federal income tax purposes.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET REVENUES. Net revenues increased $7,745,000, or 128%, from $6,053,000 in 1995 to $13,798,000 in 1996, primarily due to three strategic acquisitions, the introduction of eight additional products into existing and new distribution channels and increasing market acceptance of the Company's products. No customer accounted for more than 10% of the Company's net revenues during the years ended December 31, 1995 and 1996.

     The merger with AllMicro, which was accounted for as a pooling of interests, resulted in the restatement of the Company's historical consolidated financial statements. The impact of the pooling of interests resulted in increasing the Company's consolidated net revenues by approximately $5,800,000 and $4,600,000 for the years ended December 31, 1995 and 1996, respectively. If the Company had accounted for the AllMicro transaction as a purchase instead of a pooling of interests, consolidated net revenues would have increased from $280,000 in 1995 to $9,198,000 in 1996.

      COST OF PRODUCT LICENSES. The cost of product licenses increased $1,458,000, or 120%, from $1,217,000 in 1995 to $2,675,000 in 1996. The increase was due principally to the corresponding 128% increase in product license revenues during this period. Gross margin as a percentage of net revenues may fluctuate due to increased price competition, the mix of distribution channels used by the Company and the mix of products sold.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $5,660,000, or 174%, from $3,246,000 in 1995 to $8,906,000 in 1996. The increase reflected increased sales personnel and commissions as a result of higher revenues, the establishment and expansion of various distribution channels in the United States and Europe for the Internet content management products, as well as increased marketing activities, including trade show participation, advertising and promotions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3,097,000, or 267%, from $1,158,000 in 1995 to $4,255,000 in 1996.
The increase is attributable to increased personnel and associated recruiting costs, merger and acquisition costs, including one-time charges of $1,559,000 for transaction costs related to the merger with AllMicro, as well as higher administrative costs as a result of becoming a public company. Excluding the one-time charges, general and administrative expenses increased $1,538,000 or 133%, from $1,158,000 in 1995 to $2,696,000 in 1996.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $2,133,000, or 240%, from $888,000 in 1995 to $3,021,000 in 1996. The increase was attributable to the additional research and development personnel for the Internet content management products and the purchase of two software licenses for $410,000 used for development for the Internet content management products.

     ACQUIRED RESEARCH AND DEVELOPMENT EXPENSES. In March 1996, the Company acquired the assets of Blue Squirrel, a Utah-based company, and during June 1996, the Company acquired the assets of BookMaker, a California-based company. The Company recorded the fair value of net assets acquired, which included purchased software of $71,000 and $67,000, respectively, and recorded a charge of $440,000 and $2,359,000, respectively for acquired research and development expenses.

     INTEREST INCOME, NET. Net interest income increased $520,000 from $5,000 in 1995 to $525,000 in 1996. The increase was primarily attributable to the interest income earned as a result of the completion of the Company's initial public offering in December 1995 and resulting cash proceeds.

     INCOME TAXES. The Company has incurred losses since inception (excluding the pro forma effects of the pooling with AllMicro in July 1996) and therefore, has not been subject to federal income taxes. A valuation allowance was applied to fully offset the Company's net deferred tax assets of $2.2 million at December 31, 1996 (see Note 3 of Notes to the Company's Consolidated Financial Statements). The net deferred tax asset (before applying the valuation allowance) is composed primarily of the estimated tax effect of tax net operating loss ("NOL") carryforwards and other temporary differences.
Management believes it is not appropriate to record a deferred tax asset until the Company can establish that it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax assets. The net deferred tax assets, prior to the application of valuation allowances, for fiscal 1996 and fiscal 1995 were $2.2 million and $1.3 million, respectively. Federal tax laws provide for a limitation on the use of NOL tax credit carryforwards following certain ownership changes that could limit the Company's ability to use its NOL and tax credit carryforwards. Certain transactions during 1996 resulted in an ownership change for federal income tax purposes.

UNAUDITED SELECTED QUARTERLY OPERATING RESULTS (DOLLARS IN THOUSANDS)

     The following table sets forth certain unaudited quarterly operating information for the eight quarters ended December 31, 1997. This data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information for the periods presented, when read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere herein. The operating results for any previous quarter are not necessarily indicative of results of any future period.

                                                        1996                                             1997
                                   ---------------------------------------------     --------------------------------------------
                                      1ST         2ND         3RD         4TH         1ST         2ND         3RD          4TH
                                    QUARTER     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER     QUARTER      QUARTER
                                   --------    --------     --------    --------     -------    --------    --------      -------
   Revenue.....................    $  2,753    $  3,110     $  3,594    $  4,341     $  4,152    $ 4,167    $  4,723      $  5,366
   Gross Profit................       2,247       2,545        2,887       3,444        3,269      3,343       3,928         4,841
   Operating income (loss).....        (427)     (2,846)      (2,798)     (1,787)      (1,453)    (2,466)     (3,091)(1)       770
   Net income (loss)...........        (262)     (2,690)      (2,686)     (1,695)      (1,384)    (2,408)     (1,173)(2)       837


(1) Includes the effects of a charge for acquired research and development expenses of $3,650,000 incurred in connection with the LanTec acquisition. Excluding the effects of such charge, the Company would have had operating income of $559,000 for the third quarter of 1997.
(2) Includes the effects of a charge for acquired research and development expenses of $3,650,000 incurred in connection with the LanTec acquisition and of a gain of $1,869,000 on the sale of certain technology to Hewlett-Packard Company. Excluding the effects of such charge and gain, the Company would have had net income of $608,000 for the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $5,824,000 and $4,880,000 as of December 31, 1996 and December 31, 1997, respectively. During 1997, net cash used in operating activities was $472,000 as compared to $4,785,000 in 1996. The reduction in cash used by operating activities is a result of the decrease in net loss. Cash used in investing activities in 1997 totaled $66,000 compared to cash provided by investing activities of $6,938,000 in 1996. The cash used in investing activities in 1997 was primarily for the LanTec Acquisition offset by the proceeds from the sale of assets to Hewlett-Packard. Cash provided by investing activities in 1996 primarily consisted of the sale of marketable securities. Cash provided by financing activities in 1997 was $974,000 compared to cash used in financing activities of $1,451,000 in 1996. The 1997 primary source of cash from financing activities was proceeds from the exercise of stock options while the primary use of cash used in financing activities in 1996 was the payment of distributions to the former shareholder of AllMicro.

     The Company believes that funds provided by operations will be sufficient to meet its needs for working capital and capital expenditures and the Company's anticipated needs to fund growth for the foreseeable future. An element of the Company's growth strategy is to pursue strategic acquisitions. The Company may be required to seek external financing sources to pursue such acquisitions. There can be no assurance that the Company would be able to obtain such financing on reasonable or attractive terms, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS No. 128 in 1997. Such adoption did not have an effect on the Company's financial position or results of operations; however, the effect on net loss per share is disclosed in the Company's Consolidated Financial Statements set forth herein.

     In March, 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. The Company adopted the provisions of SFAS No. 129 in 1997. Such adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary financial information required to be filed under this Item are presented on pages F-1 through F-17 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


            Name                    Age                     Position
            ----                    ---                     --------
 G. Anthony Gorry(1).............    57          Chairman of the Board of
                                                 Directors
 David Sikora....................    36          President, Chief Executive
                                                 Officer and Director
 Ernest D. Rapp..................    36          Chief Financial Officer

 Jeffrey R. Harder...............    45          Vice President-Corporate
                                                 Development and
                                                 General Counsel
 Sunil Sethi.....................    36          Vice President and Chief
                                                 Technology Officer
 Michael Kaplan..................    41          President, ForeFront Direct,
                                                 Inc.
 Stephen J. Banks(1)(2)..........    57          Director

 Terry W. Ward(1)................    48          Director

 Grant Dove(2)...................    69          Director


---------------------
(1)  Member of Compensation Committee
(2)  Member of Audit Committee

     G. ANTHONY GORRY. Dr. Gorry is a founder of the Company and has been a director of the Company since inception. Dr. Gorry has been Professor of Computer Science at Rice University since April 1992 and is presently Vice President of Information Technology. Dr. Gorry served as Vice President for Information Technology and Professor of Medical Informatics and Neuroscience at Baylor College of Medicine from 1975 to 1992 and as Director of the W. M. Keck Center for Computational Biology and Adjunct Professor of Computer Science at
Rice University.   From 1970 to 1975, he was Associate Professor of Management
and Computer Science at Massachusetts Institute of Technology. From 1967 to 1973, Dr. Gorry was Assistant Professor of Management at Massachusetts Institute of Technology. Dr. Gorry currently serves as a director of Gene Logic, Inc., a Maryland-based genomic and bioinformatics company. Dr. Gorry received a Bachelor of Engineering degree from Yale University, a M.S. in Chemical Engineering from the University of California at Berkeley and a Ph.D. in Computer Science from Massachusetts Institute of Technology.

     DAVID SIKORA. Mr. Sikora joined the Company as Vice President, Sales in October 1992 and was elected President in October 1994. He was elected a Director in January 1995 and Chief Executive Officer in June 1995. Mr. Sikora was General Manager and Vice President for ComputerLand, Texas (formerly Techtron Corporation) from 1989 to 1992. From 1982 through 1986, Mr. Sikora operated a computer networking and systems integration company which he co-founded. Mr. Sikora received a B.S. in Electrical Engineering Technology from the University of Houston and a M.B.A. from Harvard Graduate School of Business Administration.

     ERNEST D. RAPP. Mr. Rapp joined the Company as Chief Financial Officer in April 1996. From 1994 to April 1996, he was Chief Financial Officer of MultiMedia Publishing Corporation, a publishing and instructor-led conference/exposition management firm. From 1988 to 1992, Mr. Rapp operated Information Publishing Corporation ("IPC"), an international educational conference and exposition marketing firm. In September 1992, Mr. Rapp sold IPC's assets to Advanstar Communications, Inc. ("Advanstar") and continued to
operate and transition the business to Advanstar through 1994.   From 1983 to
1988, Mr. Rapp was employed with Arthur Andersen LLP, and Mann Frankfort Stein &
Lipp, CPAs.   Mr. Rapp received a B.B.A. in Accounting from The University of
Texas at Austin and is a Certified Public Accountant.

     JEFFREY R. HARDER. Mr. Harder joined the Company as Vice President-Corporate Development and General Counsel in July 1996. Mr. Harder was a partner at Andrews & Kurth L.L.P. from March 1993 until June 1996, where he opened and managed its office in The Woodlands, Texas, representing high-technology companies. From 1988 to 1993, Mr. Harder was engaged in the private practice of law with a focus on venture capital transactions and emerging growth companies. Prior thereto, Mr. Harder was Vice President and Regional Counsel for E.F. Hutton and worked as in-house counsel for several Fortune 500 companies. Mr. Harder received a B.A. degree from Valparaiso University and his J.D. from the University of Illinois.

     SUNIL K. SETHI. Mr. Sethi joined the Company as Vice President and Chief Technology Officer in September 1997 in connection with the LanTec Acquisition. Mr. Sethi co-founded and managed LanTec from its inception in 1992 until its sale to ForeFront. Prior thereto, he was an independent consultant, providing IT consulting services to the Canadian government and various Norwegian companies. Mr. Sethi received a B.S. in Information and Computer Science from the University of Bergen in Norway and a M.S. in economics from GND University in India.

     MICHAEL KAPLAN. Mr. Kaplan joined the Company as President of ForeFront Direct, Inc., the Company's direct marketing subsidiary, in July 1996 in connection with the Company's acquisition of AllMicro. Mr. Kaplan founded and managed AllMicro as its President and Chief Executive Officer from 1991 until its acquisition by the Company. Prior thereto, he was past-owner and Vice President of Sales for Sales Hotlines, Inc. and Landmark Research International.

     STEPHEN J. BANKS. Mr. Banks has been a Director of the Company since its inception. He has served as President of BCM Technologies, Inc. ("BCMT"), a technology transfer subsidiary of Baylor College of Medicine, since
January 1988. Mr. Banks was employed with The Hillman Company from 1969 to 1987, serving as its Vice President (with responsibility for venture capital activities) from 1980 to 1987. He is a director of BCMT, several private
companies and Lark Technologies, Inc.   He serves as a volunteer director of the
MIT Enterprise Forum of Texas, the Washington Research Foundation and as an
Adjunct Professor of Administration at Rice University.   Mr. Banks received a
B.S. in Physics from Massachusetts Institute of Technology and a M.B.A. from Harvard Graduate School of Business Administration.

     TERRY W. WARD. Mr. Ward has been a Director of the Company since October 1993. Since 1979, Mr. Ward has served as Chief Financial Officer of W.S. Farish & Company, a company engaged in investments, venture capital and other activities. He is a director of Meretek Diagnostics, Inc. and California Microwave, Inc., a communications company based in Redwood, California. Mr. Ward received a B.A. degree from Rice University. He is a Certified Public Accountant.

     GRANT DOVE. Mr. Dove was elected as a director of the Company in February 1996. Since 1992, Mr. Dove has been Managing Partner at Technology Strategies & Alliances. From 1987 to 1992, Mr. Dove was Chairman and Chief Executive Officer of Microelectronics and Computer Technology Corporation ("MCC"), an industry-sponsored research and development consortium based in Austin, Texas. Prior to joining MCC in 1987, Mr. Dove spent 28 years with Texas Instruments, retiring as an Executive Vice President. He is former Chairman for the National Security Industrial Association. Currently, he serves as Director and Chairman of OPTEC Technology and as a Director of Cooper Cameron Corporation, US WEST, Inc. and InterVoice, Inc., which are public companies, and several privately-held corporations, including MCC. Mr. Dove holds a B.S. in Electrical Engineering from Virginia Tech and was named its Distinguished Engineering Alumnus for 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of Common Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms that they file.

     To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company and on written representations by certain reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with in a timely manner, with the exception of one late filing on Form 4 by Stephen J. Banks.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The Summary Compensation Table sets forth the compensation earned by or paid to the Company's Chief Executive Officer and the other executive officers whose salary and bonus exceeded $100,000 during the years ended December 31, 1995, 1996 and 1997 (collectively, the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                           ANNUAL COMPENSATION                          AWARDS(1)
                                              -----------------------------------                     -------------
                                                                                          OTHER        SECURITIES
                                                                                          ANNUAL       UNDERLYING      ALL OTHER
        NAME AND PRINCIPAL POSITION           YEAR      SALARY(2)         BONUS        COMPENSATION    OPTIONS(#)     COMPENSATION
        ---------------------------           ----      ----------   -----------      --------------  --------------  ------------
David Sikora.............................     1997      $  200,000   $    7,200 (3)       --              125,000     $    5,152
  President and Chief Executive Officer       1996         155,000       49,250           --              225,000          4,891
                                              1995          91,859       50,000           --              345,372          --

Ernest D. Rapp...........................     1997      $  150,000   $    28,750(4)       --               98,438          --
  Chief Financial Officer                     1996          84,375        21,094          --              100,000          --
                                              1995           --             --            --               --              --

Jeffrey R. Harder........................     1997      $  150,000   $    26,160(5)       --               66,875          --
  Vice President-Corporate Development        1996          60,000        27,716          --              125,000          --
  and General Counsel                         1995           --             --            --               --              --

Michael Kaplan...........................     1997      $  244,932   $    3,195      $    30,465          200,000     $  145,831(6)
  President of ForeFront Direct, Inc.         1996         195,754         --             --               --          1,619,327(7)
                                              1995         175,500         --             --               --            854,620(8)

-----------------
(1) The Company has not granted any stock appreciation rights or made any long-term incentive plan payouts.
(2)  Includes amounts deferred by the employee under the Company's 401(k) plan.
(3) Mr. Sikora elected to receive a stock option grant in lieu of payment of a portion of his 1997 cash bonus award.
(4) Mr. Rapp agreed to receive a stock option to purchase 23,438 shares of the Company's Common Stock in lieu of payment of 50% of his 1997 cash bonus award.
(5) Mr. Harder elected to receive a stock option to purchase 46,875 shares of the Company's Common Stock in lieu of payment of his 1997 cash bonus award.
(6) Represents payments made under a non-competition agreement entered into by the Company and Mr. Kaplan in connection with the AllMicro acquisition.
(7) Represents (i) payments of $104,169 made under a non-competition agreement entered into by the Company and Mr. Kaplan in connection with the AllMicro acquisition and (ii) dividends of $1,515,158 paid by AllMicro prior to its acquisition by the Company.
(8) Represents dividends paid by AllMicro prior to its acquisition by the Company.

OPTION GRANTS

     The following table provides information concerning stock options granted during the year ended December 31, 1997 to each of the Named Executive Officers.

                          OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                                         ------------------------------------------------------
                                                                                                      POTENTIAL REALIZABLE VALUE
                                         NUMBER OF       PERCENT OF                                     AT ASSUMED ANNUAL RATES
                                         SECURITIES         TOTAL                                           OF STOCK PRICE
                                         UNDERLYING        OPTIONS                                         APPRECIATION FOR
                                          OPTIONS        GRANTED TO      EXERCISE                            OPTION TERMS
                                          GRANTED       EMPLOYEES IN      PRICE      EXPIRATION        ---------------------------
                 NAME                       (#)             1997        ($/SHARE)       DATE               5% ($)       10% ($)
---------------------------------        ----------     -------------   ----------   ----------        -------------   -----------
 David Sikora....................           125,000          9.72%       $   2.25     08/18/07          $ 1,284,318    $ 2,175,103

 Ernest D. Rapp..................            25,000          1.94%       $   3.00     04/30/07          $   233,063    $   400,918
                                             23,438          1.82%       $   2.25     08/18/07          $   240,815    $   407,840
                                             50,000          3.89%       $   8.00     11/21/07          $   233,803    $   605,569


 Jeffrey R. Harder...............            20,000          1.55%       $   3.00     04/30/07          $   186,451    $   320,735
                                             46,875          3.64%       $   2.25     08/18/07          $   481,619    $   815,664

 Michael Kaplan..................           200,000         15.55%       $   3.00     04/30/07          $ 1,864,507    $ 3,207,347



     The following table provides information concerning the value of unexercised options held as of December 31, 1997 by the Named Executive Officers (no options were exercised during such year). The fair market value of the shares of Common Stock underlying such options was $7.81 per share as of December 31, 1997.

                          OPTION VALUES AT DECEMBER 31, 1997

                                                                                                           VALUE OF
                                                             NUMBER OF SECURITIES                         UNEXERCISED
                                                            UNDERLYING UNEXERCISED                       IN-THE-MONEY
                                                                  OPTIONS AT                              OPTIONS AT
                                                             DECEMBER 31, 1997 (#)                 DECEMBER 31, 1997 (1)($)
                                                     -----------------------------------   -------------------------------------
                        NAME                           EXERCISABLE        UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
 -------------------------------------------         ----------------    ---------------   -------------------  ----------------
 David Sikora ..............................             629,959            92,054           $  2,858,277          $  297,917
 Ernest D. Rapp ............................              97,152           101,286                372,157             133,478
 Jeffrey R. Harder .........................             106,422            85,453                421,330             253,196
 Michael Kaplan ............................             200,000                --                962,600                --


-------------

(1) These values have been calculated based on the last sales price of $7.81 per share on December 31, 1997, less the applicable exercise price.

COMPENSATION OF DIRECTORS

     Each of the Company's non-employee directors receives $1,000 per meeting attended and reimbursement of reasonable expenses incurred in attending
meetings.   In addition, each of the Company's non-employee directors receives an annual grant of a stock option to purchase 10,000 shares of Common Stock under the Company's 1996 Non-Employee Director Stock Option Plan. All stock options granted to the non-employee directors in the fiscal year ended December 31 1997 were exercisable at $3.063 per share, with vesting over the succeeding twelve months of service.

     Dr. Gorry performed consulting services to the Company during 1997, for which he received compensation of $10,000.

EMPLOYMENT AGREEMENTS WITH KEY PERSONNEL

     In December 1996, the Company entered into an employment agreement with Mr. Sikora which, as amended, provides for a base salary of $200,000 and an annual bonus of up to 75% of his base salary, subject to agreed-on performance milestones. In the event that Mr. Sikora's employment is terminated (except for cause) or the agreement is not renewed on its expiration on December 31, 1998, Mr. Sikora shall be entitled to a continuation of salary for a twelve-month period. The agreement also provides for a "Change in Control Payment" to Mr. Sikora in an amount equal to his base salary for one year and the maximum bonus payable under the agreement, in the event that a change in ownership of a majority of the outstanding stock or a change in the majority membership with the Board occurs. In addition, the Company agreed to continue to pay the applicable premium for health insurance for Mr. Sikora and his family and the premium on a $1,000,000 life insurance policy on Mr. Sikora's life, with the proceeds payable to his designated beneficiary.

     In connection with the acquisition of AllMicro in July 1996, the Company entered into an employment agreement with Michael Kaplan, currently the President of ForeFront Direct, Inc. Pursuant to the terms of such agreement, Mr. Kaplan and the Company have agreed to a two-year employment agreement, which provides for a base salary of $250,000 per year. In addition, the Company paid Mr. Kaplan the sum of $250,000 in twelve equal monthly installments following the closing of the acquisition in exchange for his agreement not to compete with the Company or AllMicro until the earlier of July 17, 1999 or one year after the termination of his employment with the Company.

     In connection with the acquisition of LanTec, the Company entered into a two-year employment agreement with Sunil K. Sethi, President of LanTec, pursuant to which the Company agreed to employ Mr. Sethi as Chief Technology Officer of the Company at an annual base salary of $140,000. Mr. Sethi is eligible to receive a bonus of up to 25% of his base salary based on achievement of certain product development milestones. In the event that the Company terminates Mr. Sethi's employment without cause prior to expiration of the two-year term, Mr. Sethi is entitled to receive a severance payment of six months' base salary. In addition, the Company awarded Mr. Sethi a nonqualified stock option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.875, which vests over four years and on completion of certain product development milestones, as additional consideration for his employment services.

     Finally, the Company has agreements to pay Messrs. Rapp and Harder a continuation of their base salary and benefits for six months in the event of termination of their employment by the Company without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Each of Messrs. Gorry, Banks and Ward served as a member of the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1997. None of the Messrs. Gorry, Banks and Ward is a current or former executive officer of the Company.

     Terry Ward serves as a director and executive officer of W.S. Farish & Company. In 1995, W. S. Farish & Company and certain of its affiliates purchased an aggregate of 902,000 shares of Series B Convertible Preferred Stock (which amount includes 832,000 shares purchased by W.S. Farish & Company, 40,000 shares purchased by William S. Farish and 30,000 shares purchased by William S. Farish, Jr.), and received stock purchase warrants to acquire an aggregate of 51,772 shares of Common Stock (which includes warrants to purchase 48,664 shares of Common Stock issued to W.S. Farish & Company, warrants to purchase 1,776 shares of Common Stock issued to William S. Farish and warrants to purchase 1,332 shares of Common Stock issued to William S. Farish, Jr.). In addition, Terry W. Ward purchased 300,000 shares of Series B Preferred Stock and was issued stock purchase warrants to acquire 1,332 shares of common stock in the 1995 private placement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 18, 1998 by
(i) each director of the Company, (ii) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company,
(iii) the executive officers named in the Summary Compensation Table, and
(iv) all directors and executive officers as a group.


 MANAGEMENT AND FIVE PERCENT BENEFICIAL OWNERS     NUMBER         PERCENT(1)
 ---------------------------------------------   ---------        ---------
 William S. Farish(2) ......................       645,323          9.46%
 William S. Farish & Company
      1100 Louisiana, Suite 1200
      Houston, Texas  77002
 Evan B. Pappas ............................       383,744          5.63%
      938 Brunswick Dr.
      Sugar Land, Texas  77478
 David Sikora(3) ...........................       660,607          9.69%
 Ernest D. Rapp(4) .........................       107,453          1.58%
 Jeffrey R. Harder(5) ......................       125,750          1.84%
 Michael Kaplan(6) .........................       847,052         12.42%
 G. Anthony Gorry(7) .......................       224,030          3.28%
 Stephen J. Banks(8) .......................       112,868          1.65%
 Grant Dove(9) .............................        49,166            *
 Terry W. Ward(10) .........................       650,633          9.54%
 All directors and executive officers as a
      group (8) persons)(11) ...............     2,777,559         40.73%


----------------

 *   Represents less than 1% of the Common Stock outstanding.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 9, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership for each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(2) Consists of (i) 544,763 shares owned by W.S. Farish & Company, of which Mr. Farish is a principal stockholder, director and executive officer, (ii) 35,491 shares owned by Mr. Farish, and (iii) 13,297 shares owned by William
     S. Farish, Jr. Also includes warrants to purchase 48,664 shares of Common Stock held by W.S. Farish & Company, warrants to purchase 1,776 shares of Common Stock held by Mr. Farish, and warrants to purchase 1,332 shares of Common Stock held by William S. Farish, Jr.
(3) Includes 633,406 shares which may be acquired by Mr. Sikora on exercise of outstanding stock options.
(4) Includes 107,013 shares which may be acquired by Mr. Rapp on exercise of outstanding stock options.
(5) Includes 119,061 shares which may be acquired by Mr. Harder on exercise of outstanding stock options.
(6) Includes 200,000 shares which may be acquired by Mr. Kaplan on exercise of outstanding stock options.
(7) Includes 38,868 shares which may be acquired by Dr. Gorry on exercise of outstanding stock options.
(8) Includes (i) 93,152 shares owned by BCM Technologies, Inc., of which Mr. Banks is President and a director, as to which he disclaims beneficial ownership, and (ii) 14,166 shares which may be acquired by Mr. Banks on exercise of outstanding stock options.
(9) Includes (i) 9,700 shares owned by Mr. Dove, (ii) 300 shares held by a trust established for the benefit of Mr. Dove's grandchildren, as to which Mr. Dove disclaims beneficial ownership, and (iii) 39,166 shares which may be acquired by Mr. Dove on exercise of outstanding stock options.

(10) Includes (i) 554,763 shares owned by W.S. Farish & Company, of which Mr. Ward is Financial Vice President, Chief Trust Officer and a director, as to which Mr. Ward disclaims beneficial ownership, (ii) 41,708 shares owned by Mr. Ward, and (iii) 14,166 shares which may be acquired by Mr. Ward on exercise of outstanding stock options. Also includes warrants to purchase 48,664 shares of Common Stock held by W.S. Farish & Company, as to which Mr. Ward disclaims beneficial ownership, and a warrant to purchase 1,332 shares of Common Stock held by Mr. Ward.
(11) Includes (i) 544,763 shares owned by W.S. Farish & Company, (ii) 93,152 shares owned by BCM Technologies Inc., and (iii) an aggregate of 1,215,842 shares which may be acquired on exercise of outstanding stock options and stock purchase warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the first and second quarter of 1995, the Company issued notes to certain principal stockholders and directors of the Company, among others, in the aggregate principal amount of $660,705, which notes were secured by a security interest in all assets of the Company. In September 1995, all outstanding notes issued to such investors were retired or exchanged for shares of the Company's Series B Convertible Preferred Stock in connection with a private placement of 1,304,000 shares of Series B Convertible Preferred Stock. Warrants to purchase 85,664 shares of Common Stock at an exercise price of $2.82 per share were issued in connection with the sale of the shares of Series B Convertible Preferred Stock and the repayment of such notes. The Series B Convertible Preferred Stock converted into an aggregate of 578,014 shares of Common Stock upon the closing of the Company's initial public offering in December 1995. The holders of such converted shares of Common Stock are entitled to certain registration rights with respect to the Common Stock issued upon conversion thereof.

     W. S. Farish & Company and certain of its affiliates purchased an aggregate of 902,000 shares of Series B Convertible Preferred Stock (which amount includes 832,000 shares purchased by W.S. Farish & Company, 40,000 shares purchased by William S. Farish and 30,000 shares purchased by William S. Farish, Jr.), in the above-referenced offering and received stock purchase warrants to acquire an aggregate of 51,772 shares of Common Stock (which includes warrants to purchase 48,664 shares of Common Stock issued to W.S. Farish & Company, warrants to purchase 1,776 shares of Common Stock issued to William S. Farish and warrants to purchase 1,332 shares of Common Stock issued to William S. Farish, Jr.). In addition, Terry W. Ward, a director and executive officer of W.S. Farish & Company, purchased 300,000 shares of Series B Preferred Stock and was issued stock purchase warrants to acquire 1,332 shares of common stock.

     In July 1996, the Company acquired all of the stock of AllMicro in exchange for the issuance of 1,056,152 shares of Common Stock of the Company. Michael Kaplan, who became President of ForeFront Direct, Inc. as a result of the acquisition, was President and sole stockholder of AllMicro. As part of the acquisition, Mr. Kaplan entered into an employment agreement and noncompetition agreement with the Company. See "-- Executive Compensation--Employment Agreements with Key Personnel."

     In September 1997, the Company acquired all of the common stock of LanTec in exchange for securities exchangeable for 557,413 shares of Common Stock of the Company. Sunil K. Sethi, who became the Vice President and Chief Technology Officer in connection with the acquisition, was President and co-founder of Lan Professional, and received a stock option to purchase 75,000 shares of Company Common Stock in the transaction. As part of the acquisition, Mr. Sethi also entered into an employment agreement with the Company. See "-- Executive Compensation--Employment Agreements with Key Personnel."

     In December 1996, the Company entered into an employment agreement with David Sikora. See "-- Executive Compensation--Employment Agreements with Key Personnel."

     In August 1995, each non-employee director was granted a non-qualified stock option under the 1992 Plan to purchase 5,550 shares of Common Stock at $1.13 per share, except for Dr. Gorry who was granted a non-qualified stock option to purchase 22,201 shares at $1.13 per share. All shares subject to the director options vest over the twelve months of service as a director following the date of grant.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the members of the Board of Directors, including a majority of the independent and disinterested directors of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          (1)  FINANCIAL STATEMENTS

          The Financial Statements included in this Annual Report on Form 10-K are set forth on the Index to Financial Statements on page F-1 hereof.

          (2)  FINANCIAL STATEMENT SCHEDULES

               Schedule II                   Page S-2

               All other financial statement schedules are either inapplicable or included in the Financial Statements or Notes thereto filed as a part of this Annual Report on Form 10-K.

          (3)  EXHIBITS


  Exhibit
   Number      Description of Exhibits
 --------      --------------------------
    3.1   --   Amended and Restated Certificate of Incorporation (Exhibit 3.1
               to the Company's Registration Statement on Form SB-2
               (Registration Number 33-97798-D) (the "Form SB-2") is hereby incorporated by reference in its entirety).
    3.2   --   Amended and Restated Bylaws (Exhibit 3.2 to the Company's
               Quarterly Report on Form 10-QSB for the fiscal quarter ended
               June 30, 1996 (File Number 000-27438) is hereby incorporated by reference in its entirety).
    4.1   --   Specimen Common Stock Certificate (Exhibit 4.1 to Amendment No.
               2 to the Company's Form SB-2 is hereby incorporated by
               reference in its entirety).
    10.1  --   Amended and Restated 1992 Stock Option Plan (Exhibit 10.1 to
               the Company's Form SB-2 is hereby incorporated by reference in its entirety).
    10.2  --   1996 Non-Employee Directors' Stock Option Plan (Exhibit 99.3 to
               the Company's Registration Statement on Form S-8 (Registration
               Number 333-07721), as filed with the Commission on July 5, 1996
               (the "Form S-8") is hereby incorporated in its entirety by reference).
    10.3  --   1996 Employee Stock Purchase Plan (Exhibit 99.2 to the Form S-8
               is hereby incorporated by reference in its entirety).
    10.4  --   Asset Purchase Agreement dated June 12, 1996, between the
               Company and BookMaker Corporation (Exhibit 2.2 to the Company's
               Current Report on Form 8-K, as filed with the Commission on
               June 27, 1996 (the "BookMaker Form 8-K"), is hereby
               incorporated by reference in its entirety).



    10.5  --   Agreement and Plan of Reorganization dated July 19, 1996, among the Company, AllMicro Acquisition Corporation, AllMicro, Inc.
               and the shareholders listed on the execution pages thereto
               (Exhibit 2.1 to the Company's Current Report on Form 8-K, as
               filed with the Commission on August 6, 1996 (the "AllMicro
               Form 8-K"), is hereby incorporated by reference in its entirety).
    10.6  --   Employment Agreement dated July 22, 1996, between the Company and
               Michael Kaplan (Exhibit 10.1 to the Company's September 1996
               Form 10-QSB is hereby incorporated by reference in its entirety).
    10.7  --   Employment Agreement dated December 23, 1996, between the Company and David Sikora (Exhibit 10.7 to the Company's Annual Report
               on Form 10-KSB for the fiscal year ended December 31, 1996
               (File Number 0-27438) (the "1996 10-KSB") is hereby incorporated by reference in its entirety).
    10.8  --   Amended and Restated 1996 Stock Option Plan (Exhibit 10.8 to the 1996 Form
               10-KSB is hereby incorporated by reference in its entirety).
    10.9  --   Employment and Stock Purchase Agreement dated June 12, 1992, between the
               Company and Evan B. Pappas, as amended by that certain First Amendment dated
               October 25, 1994, between the Company and Mr. Pappas, and that certain Cross
               Receipt dated March 16, 1995 (Exhibit 10.7 to the Form SB-2 is hereby incorporated by reference in its entirety).
   10.10  --   Registration Rights Agreement dated September 1995, between the Company and certain holders of the Company's common and preferred stock (Exhibit 10.10 to the Company's Form SB-2 is hereby incorporated by reference in its entirety).
   10.11  --   Registration Rights Agreement dated June 12, 1996, between the Company and
               BookMaker Corporation (Exhibit 99.3 to the Company's BookMaker Form 8-K is
               hereby incorporated by reference in its entirety).
   10.12  --   Registration Rights Agreement dated July 19, 1996, between the Company and the shareholders of AllMicro, Inc. set forth on the signature pages thereto
               (Exhibit 99.3 to the Company's AllMicro Form 8-K is hereby incorporated by reference in its entirety).
   10.13  --   Form of Warrant Agreement issued to the Representatives of the several
               Underwriters in connection with the Company's initial public offering of shares of common stock (Exhibit 10.11 to the Company's Form SB-2 is hereby incorporated by reference in its entirety).
   10.14  --   Form of Stock Purchase Warrant issued in September 1995 (Exhibit 10.9 to the Company's Form SB-2 is hereby incorporated by reference in its entirety).
   10.15  --   Asset Purchase Agreement dated September 22, 1997, between the Company and Hewlett-Packard Company (Exhibit 10.1 to the Company's Current
               Report on Form 8-K, as filed with the Commission on October 7, 1997
               (the "HP Form 8-K"), is hereby incorporated by reference in its entirety).
   10.16  --   Acquisition Agreement dated September 29, 1997, between the Company,
               LanProfessional, Inc. ("LanProfessional") and Sunil Sethi, Naveen Seth,
               Sukhdev Walia, Sunita Uppal and Jang Bhadhur Sethi (collectively, the
               "LanProfessional Shareholders") (Exhibit 10.1 to the Company's
               Current Report on Form 8-K, as filed with the Commission on October 14,
               1997 (the "LanProfessional Form 8-K"), is hereby incorporated by reference in its entirety).
   10.17  --   Escrow Agreement dated September 29, 1997, between the Company,
               LanProfessional and the LanProfessional Shareholders (Exhibit 10.2
               to the Company's LanProfessional Form 8-K is hereby incorporated by reference in its entirety).
   10.18  --   Lockup Agreement dated September 29, 1997, between the Company and the LanProfessional Shareholders (Exhibit 10.3 to the Company's
               LanProfessional Form 8-K is hereby incorporated by reference in its entirety).
   10.19  --   Support Agreement dated September 29, 1997, between the Company and
               LanProfessional (Exhibit 10.4 to the Company's LanProfessional
               Form 8-K is hereby incorporated by reference in its entirety).
   10.20  --   Exchange Rights Agreement dated September 29, 1997, between the
               Company, LanProfessional and the LanProfessional Shareholders
               (Exhibit 10.5 to the Company's LanProfessional Form 8-K is hereby incorporated by reference in its entirety).


   10.21  --   Employment Agreement dated September 29, 1997, between
               LanProfessional and Sunil K. Sethi (Exhibit 10.6 to the Company's
               LanProfessional Form 8-K is hereby incorporated by reference in its entirety).
   10.22  --   Additional Escrow Agreement dated September 29, 1997, between the
               Company, McCarthy Tetrault, and the LanProfessional Shareholders
               (Exhibit 10.7 to the Company's LanProfessional Form 8-K is hereby incorporated by reference in its entirety).
   10.23  --   Registration Rights Agreement dated September 29, 1997, between the
               Company and the LanProfessional Shareholders (Exhibit 10.8 to the
               Company's LanProfessional Form 8-K is hereby incorporated by reference in its entirety).
   21.1*  --   List of Subsidiaries of the Registrant
   23.1*  --   Consent of Arthur Andersen LLP
   27.1*  --   Financial Data Schedule

---------------
     *  Filed herewith.


(b)  REPORTS ON FORM 8-K

          None.

                                       SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE FOREFRONT GROUP, INC.



                                     By: /s/ David Sikora
                                         -------------------------------------
                                         President and Chief Executive Officer

                                     Date:   March 16, 1998
                                           -----------------------------------

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 16, 1998                 /s/ David Sikora
         --------------                 --------------------------------------
                                        David Sikora, President and Chief
                                        Executive Officer (Principal
                                        Executive Officer and Director)

Date:    March 16, 1998                 /s/ Ernest D. Rapp
         --------------                 --------------------------------------
                                        Ernest D. Rapp, Chief Financial
                                        Officer (Principal Financial Officer
                                        and Principal Accounting Officer)

Date:    March 16, 1998                 /s/ G. Anthony Gorry
         --------------                 --------------------------------------
                                        G. Anthony Gorry, Chairman of the
                                        Board of Directors

Date:    March 16, 1998                 /s/ Stephen J. Banks
         --------------                 --------------------------------------
                                        Stephen J. Banks, Director


Date:    March 16, 1998                 /s/ Grant Dove
         --------------                 --------------------------------------
                                        Grant Dove, Director

Date:    March 16, 1998                 /s/ Terry Ward
         --------------                 --------------------------------------
                                        Terry Ward, Director


                                     -33

                              THE FOREFRONT GROUP, INC.

                            INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for Each of the Three Years in the Period Ended
     December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended
      December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1997. .  F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The ForeFront Group, Inc.:


We have audited the accompanying consolidated balance sheets of The ForeFront Group, Inc., and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ForeFront Group, Inc., and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP




Houston, Texas
January 30, 1998

                              THE FOREFRONT GROUP, INC.

                             CONSOLIDATED BALANCE SHEETS


                                                                                                       DECEMBER 31
                                                                                            ----------------------------------
                                           ASSETS                                                  1996                1997
                                           ------                                           ----------------    --------------
CURRENT ASSETS:
      Cash and cash equivalents                                                             $    6,204,213       $   6,628,628
      Accounts receivable, net of allowance of $138,600 and 319,500                              1,450,241           1,045,379
      Inventory                                                                                    340,163             168,664
      Prepaid expenses and other                                                                   429,957             341,133
                                                                                            --------------       -------------
                Total current assets                                                             8,424,574           8,183,804

 NOTES RECEIVABLE, related parties                                                                  --                  99,078

 PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $346,726 and $677,912                                                      1,063,976           1,067,111

 PURCHASED SOFTWARE, net of accumulated
      amortization of $53,490 and $165,510                                                          84,520             302,500

 OTHER ASSETS, net of accumulated amortization
      of $0 and $12,620                                                                             60,864             355,618
                                                                                            --------------       -------------
                Total assets                                                                $    9,633,934       $  10,008,111
                                                                                            --------------       -------------
                                                                                            --------------       -------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
 CURRENT LIABILITIES:
      Accounts payable                                                                      $      857,780        $    713,376
      Accrued liabilities                                                                        1,393,519           1,889,682
      Deferred revenue                                                                             349,391             700,789
                                                                                            --------------        ------------
                Total current liabilities                                                        2,600,690           3,303,847

 DEFERRED REVENUE                                                                                   16,660              4,658

 STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 5,000,000 shares authorized, none
           outstanding                                                                              --                  --
      Common stock, $.01 par value, 20,000,000 shares authorized,
           6,488,275 and 6,760,586 shares issued, 6,182,031 and
           6,578,313 shares outstanding                                                             62,641              66,605
      Additional paid-in capital                                                                19,594,230          23,156,442
      Deferred compensation                                                                       (369,336)           (112,181)
      Cumulative translation adjustment                                                             --                 (11,738)
      Accumulated deficit                                                                      (12,269,101)        (16,397,672)
      Treasury stock, 82,145 shares at cost                                                         (1,850)             (1,850)
                                                                                            --------------      --------------
                Total stockholders' equity                                                       7,016,584           6,699,606
                                                                                            --------------      --------------
                Total liabilities and stockholders' equity                                  $    9,633,934      $   10,008,111
                                                                                            --------------      --------------
                                                                                            --------------      --------------

The accompanying notes are an integral part of these consolidated financial statements.

                              THE FOREFRONT GROUP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          YEARS ENDED DECEMBER 31
                                                                        -------------------------------------------------------
                                                                               1995                 1996               1997
                                                                        --------------      ----------------    ---------------
NET REVENUES                                                            $    6,052,786      $    13,798,466     $    18,407,770

COST OF PRODUCT LICENSES                                                     1,217,182            2,675,434           3,027,289
                                                                        -------------       ---------------     ---------------
          Gross profit                                                       4,835,604           11,123,032          15,380,481

OPERATING EXPENSES:

     Selling and marketing                                                   3,246,174            8,906,307          12,125,070
     General and administrative                                              1,158,406            4,254,646           3,589,088
     Research and development                                                  887,717            3,021,318           1,809,567
     Acquired research and development                                         --                 2,798,604           4,097,251
                                                                        -------------       ---------------     ---------------
          Operating loss                                                     (456,693)           (7,857,843)         (6,240,495)

OTHER:
     Interest income, net                                                       4,862               525,255             243,424
     Gain on sale of assets                                                    --                    --               1,868,500
                                                                        -------------       ---------------     ---------------
          Net loss                                                      $    (451,831)      $    (7,332,588)    $    (4,128,571)
                                                                        -------------       ---------------     ---------------
                                                                        -------------       ---------------     ---------------
BASIC AND DILUTED LOSS PER SHARE                                        $        (.12)      $         (1.22)    $          (.63)
                                                                        -------------       ---------------     ---------------
                                                                        -------------       ---------------     ---------------
SHARES USED IN COMPUTING BASIC
   AND DILUTED LOSS PER SHARE                                               3,647,930             6,002,427           6,547,041
                                                                        -------------       ---------------     ---------------
                                                                        -------------       ---------------     ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                              THE FOREFRONT GROUP, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Series A                         Series B
                                                        Convertible                   Convertible
                                                       Preferred Stock               Preferred Stock             Common Stock
                                                      ----------------------    -------------------------  ------------------------
                                                                                                                             Par
                                                      Shares       Par Value       Shares     Par Value      Shares        Value
                                                     ----------  ------------   -----------  -----------   ----------    ----------
BALANCE, December 31, 1994........................    2,000,000    $ 20,000            --         $   --     2,670,853     $ 26,708
EXERCISE OF STOCK OPTIONS.........................           --          --            --             --         4,440           44
ISSUANCE OF SERIES B PREFERRED STOCK
     IN SEPTEMBER 1995 AT $1.25 PER
     SHARE, net of offering costs of $10,000......           --          --       840,000          8,400            --           --
ISSUANCE OF PREFERRED STOCK IN
      SEPTEMBER 1995 AT $1.25 PER SHARE
     FOR CONVERSION OF NOTES
      PAYABLE.....................................           --          --       464,000          4,640            --           --
DEFERRED COMPENSATION
     RELATING TO ISSUANCE OF
     CERTAIN STOCK OPTIONS........................           --          --            --             --            --           --
AMORTIZATION OF DEFERRED
     COMPENSATION.................................           --          --            --             --            --           --
ISSUANCE OF COMMON STOCK IN
     CONJUNCTION WITH INITIAL PUBLIC
     OFFERING AT $8.00 PER SHARE, net
     of offering costs of $1,745,478..............           --          --            --             --     1,700,000       17,000
CONVERSION OF ALL PREFERRED
     STOCK UPON CLOSING OF
     INITIAL PUBLIC OFFERING......................   (2,000,000)    (20,000)   (1,304,000)       (13,040)    1,462,953       14,630
ISSUANCE OF COMMON STOCK PURCHASE
     WARRANTS UPON CLOSING OF
     INITIAL PUBLIC OFFERING......................           --          --            --             --            --          --
DISTRIBUTIONS TO STOCKHOLDERS.....................           --          --            --             --            --          --
NET LOSS..........................................           --          --            --             --            --          --
                                                       --------    --------      --------       --------    ----------   ---------
BALANCE, December 31, 1995........................           --          --            --             --     5,838,246      58,382
ISSUANCE OF COMMON STOCK FOR BLUE
     SQUIRREL ACQUISITION.........................           --          --            --             --       125,000       1,250
ISSUANCE OF COMMON STOCK FOR
     BOOKMAKER ACQUISITION........................           --          --            --             --       223,538       2,235
AMORTIZATION OF DEFERRED COMPENSATION.............           --          --            --             --            --          --
EXERCISE OF STOCK OPTIONS.........................           --          --            --             --        77,392         774
DISTRIBUTIONS TO STOCKHOLDERS.....................           --          --            --             --            --          --
NET LOSS..........................................           --          --            --             --            --          --
                                                       --------    --------      --------       --------    ----------   ---------
BALANCE, December 31, 1996........................           --          --            --             --     6,264,176      62,641
AMORTIZATION OF DEFERRED COMPENSATION.............           --          --            --             --            --          --
EXERCISE OF STOCK OPTIONS.........................           --          --            --             --       358,528       3,587
ISSUANCE OF COMMON STOCK FOR
   BOOKMAKER ACQUISITION..........................           --          --            --             --       37,754          377
ISSUANCE OF COMMON STOCK FOR LANTEC ACQUISITION...           --          --            --             --            --          --
CUMULATIVE TRANSLATION ADJUSTMENT.................           --          --            --             --            --          --
NET LOSS..........................................           --          --            --             --            --          --
                                                       --------    --------      --------       --------    ----------   ---------
BALANCE, December 31, 1997........................           --     $    --            --        $    --     6,660,458    $ 66,605
                                                       --------    --------      --------       --------    ----------   ---------
                                                       --------    --------      --------       --------    ----------   ---------




                                         Additional                       Cumulative
                                          Paid-In         Deferred        Translation       Accumulated      Treasury
                                          Capital       Compensation      Adjustment         Deficit          Stock        Total
                                      --------------  ---------------  ---------------  ----------------  ------------- ----------
BALANCE, December 31, 1994............   $ 2,557,221        $     --        $    --         $(2,125,100)    $  (1,850)   $ 476,979
EXERCISE OF STOCK OPTIONS.............           956              --                                 --            --        1,000
ISSUANCE OF SERIES B PREFERRED STOCK
     IN SEPTEMBER 1995 AT $1.25 PER
     SHARE, net of offering
     costs of $10,000.................     1,031,600              --             --                  --            --    1,040,000
ISSUANCE OF PREFERRED STOCK IN
      SEPTEMBER 1995 AT $1.25 PER
      SHARE FOR CONVERSION OF NOTES
      PAYABLE........................        575,360              --             --                  --            --      580,000
DEFERRED COMPENSATION
     RELATING TO ISSUANCE OF
     CERTAIN STOCK OPTIONS...........        726,375        (726,375)            --                  --            --           --
AMORTIZATION OF DEFERRED
     COMPENSATION....................             --         140,270             --                  --            --      140,270
ISSUANCE OF COMMON STOCK IN
     CONJUNCTION WITH INITIAL PUBLIC
     OFFERING AT $8.00 PER SHARE, net
     of offering costs of $1,745,478.     11,837,522              --             --                  --            --   11,854,522
CONVERSION OF ALL PREFERRED
     STOCK UPON CLOSING OF
     INITIAL PUBLIC OFFERING.........         18,410              --             --                  --            --           --
ISSUANCE OF COMMON STOCK PURCHASE
     WARRANTS UPON CLOSING OF
     INITIAL PUBLIC OFFERING.........            170              --             --                  --            --          170
DISTRIBUTIONS TO STOCKHOLDERS........             --              --             --            (854,620)           --     (854,620)
NET LOSS.............................             --              --             --            (451,831)           --     (451,831)
                                         -----------       ----------      --------        ------------       -------   ----------
BALANCE, December 31, 1995...........     16,747,614        (586,105)            --          (3,431,551)       (1,850)  12,786,490
ISSUANCE OF COMMON STOCK FOR BLUE
     SQUIRREL ACQUISITION............        397,188              --             --                  --            --      398,438
ISSUANCE OF COMMON STOCK FOR
     BOOKMAKER ACQUISITION...........      2,411,975              --             --                  --                  2,414,210
AMORTIZATION OF DEFERRED
     COMPENSATION....................        (15,719)         216,769            --                  --            --      201,050
EXERCISE OF STOCK OPTIONS............         53,172               --            --                  --            --       53,946
DISTRIBUTIONS TO STOCKHOLDERS........             --               --            --          (1,504,962)           --   (1,504,962)
NET LOSS.............................             --               --            --          (7,332,588)           --   (7,332,588)
                                         -----------       ----------      --------        ------------       -------   ----------
BALANCE, December 31, 1996...........     19,594,230         (369,336)           --         (12,269,101)       (1,850)   7,016,584
AMORTIZATION OF DEFERRED
     COMPENSATION....................       (176,055)         257,155            --                  --            --       81,100
EXERCISE OF STOCK OPTIONS............        970,626               --            --                  --            --      974,213
ISSUANCE OF COMMON STOCK FOR
     BOOKMAKER ACQUISITION...........        215,202               --            --                  --            --      215,579
ISSUANCE OF COMMON STOCK FOR
     LANTEC ACQUISITION..............      2,552,439               --            --                  --            --    2,552,439
CUMULATIVE TRANSLATION ADJUSTMENT....             --               --       (11,738)                 --            --      (11,738)
NET LOSS.............................             --               --            --          (4,128,571)           --   (4,128,571)
                                         -----------       ----------      --------        ------------       -------   ----------
BALANCE, December 31, 1997...........    $23,156,442       $ (112,181)     $(11,738)       $(16,397,672)      $(1,850)  $6,699,606
                                         -----------       ----------      --------        ------------       -------   ----------
                                         -----------       ----------      --------        ------------       -------   ----------


       The accompanying notes are an integral part of these consolidated financial statements.

                              THE FOREFRONT GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                YEARS ENDED DECEMBER 31
                                                                               ---------------------------------------------------
                                                                                     1995              1996               1997
                                                                               -------------     ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss................................................................ $    (451,831)    $    (7,332,588)  $   (4,128,571)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization......................................        65,526             354,503          378,724
          Amortization of deferred compensation related
               to certain stock options......................................       140,270             201,050           81,100
          Non-cash acquired research and development.........................            --           2,798,604        4,097,251
          Gain on sale of assets.............................................            --                  --       (1,868,500)
     Changes in operating assets and liabilities
     (Net of asset acquisitions):
          (Increase) decrease in receivables.................................        61,006          (1,157,170)         347,403
          (Increase) decrease in inventory...................................       (91,899)           (161,407)         171,499
          (Increase) decrease in prepaid expenses and other current assets...        (7,821)           (476,049)          88,824
          (Increase) decrease in other assets................................        (6,093)            (51,621)          37,639
          Increase (decrease) in accounts payable and accrued liabilities....       653,411             808,655          (16,978)
          Increase (decrease) in deferred revenues...........................        (3,382)            230,970          339,396
                                                                               ------------    ----------------     ------------
               Net cash provided (used) by operating activities..............       359,187          (4,785,053)        (472,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment.....................................       (56,166)         (1,009,574)        (131,119)
     (Purchase) sale of marketable securities................................    (7,998,417)          7,998,417               --
     Net cash paid for Blue Squirrel acquisition.............................            --            (128,018)              --
     Net cash received from BookMaker acquisition............................            --              77,234               --
     Net proceeds from sale of assets........................................            --                  --        1,868,500
     Net cash paid for LanTec acquisition....................................            --                  --       (1,803,228)
                                                                               ------------    ----------------     ------------
               Net cash provided (used) by investing activities..............    (8,054,583)          6,938,059          (65,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock..................................    11,854,522                  --               --
     Proceeds from issuance of preferred stock...............................     1,040,000                  --               --
     Proceeds from exercise of stock options.................................         1,000              53,946          974,213
     Proceeds from issuance of warrants......................................           170                  --               --
     Proceeds from notes payable to stockholders and others..................       660,705                  --               --
     Repayments of notes payable to stockholders and others..................       (80,705)                 --               --
     Distribution payable....................................................        43,000                  --               --
     Dividend distributions..................................................      (854,620)         (1,504,962)              --
                                                                               ------------    ----------------     ------------
               Net cash provided (used) by financing activities..............    12,664,072          (1,451,016)         974,213

EFFECT OF EXCHANGE RATES ON CASH.............................................            --                  --          (11,738)
                                                                               ------------    ----------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................     4,968,676             701,990          424,415

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............................       533,547           5,502,223        6,204,213
                                                                               ------------    ----------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................................  $  5,502,223    $      6,204,213      $ 6,628,628
                                                                               ------------    ----------------     ------------
                                                                               ------------    ----------------     ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                              THE FOREFRONT GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS:

     The ForeFront Group, Inc. (ForeFront or the Company) is a Delaware corporation incorporated on December 6, 1990. ForeFront is a leading provider of interactive software designed to meet the IT education and training needs of network professionals, personal computer technicians, Webmasters/managers and other IT professionals. The Company develops and markets high-quality, cost effective Computer Based training (CBT) products, which enable IT professionals to conveniently prepare for technical certification exams. These certifications enable technical professionals to advance in their careers and support overall quality assurance within corporate IT departments. ForeFront's current CBT titles include the MCSE SELF-STUDY COURSE and CNE SELF-STUDY COURSE, programs which provide training for certification to manage Microsoft Windows NT and Novell NetWare, today's dominant network operating systems, and the A+ CERTIFICATION SELF-STUDY COURSE, which provides training for the most-recognized certification for PC technicians.

     In addition to CBT titles, ForeFront publishes and markets a line of PC/Network utilities which enable technical professionals to quickly and easily diagnose problems, manage systems, and enhance the performance of networks and personal computers. This line of more than a dozen products, which address needs of the same IT professionals to which the Company sells CBT products, includes THE TROUBLESHOOTER, a comprehensive diagnostic tool for PCs and file servers, and RESCUE PROFESSIONAL, a data recovery solution. The Company also develops and markets offline browsing and metasearching products for use on the Internet.

     The Company sells its products primarily through its direct sales operations in Clearwater, Florida and Dublin, Ireland, as well as through other distribution channels, including its electronic storefront and original equipment manufacturers (OEMs). The Company also has alliances with other computer software companies to incorporate bundled versions of the Company's Internet content management products with the products of such other companies.

     As of December 31, 1997, the Company had an accumulated deficit of approximately $16.4 million and its future operating results could be subject to significant fluctuations and volatility. The future success of the Company is dependent upon many factors, including technological change and risk of obsolescence, its ability to develop, acquire or in-license new products to offer a more complete library of CBT products, increased competition due to lack of significant barriers to entry into this rapidly evolving market, the Company's ability to attract and retain key personnel and the successful integration of the operations and businesses of acquired companies, including its international operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRESENTATION

     The accompanying consolidated financial statements include the accounts of The ForeFront Group, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

     FOREIGN CURRENCY TRANSLATION

     Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are not material and are included in the determination of net loss.

     STATEMENT OF CASH FLOWS

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1996 and 1997, the Company's entire investment portfolio consisted of U.S. Treasury Bills and is classified as cash and cash equivalents.

     In September 1995, the Company issued 464,000 shares of Series B preferred stock and warrants to purchase 48,369 shares of common stock in settlement of notes payable to stockholders and others aggregating $580,000.

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

     PROPERTY AND EQUIPMENT

     Furniture and computer software and hardware are carried at cost and depreciated on the straight-line method using a four-year estimated useful life. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Property and equipment as of December 31, 1996 and 1997 consist of the following:


                                       1996                1997
                                   -----------        ------------
Furniture                          $   215,332         $   334,163
Computer software and hardware       1,170,753           1,349,147
Leasehold improvements                  24,617              61,713
                                   -----------        ------------
                                     1,410,702           1,745,023
Less - Accumulated depreciation       (346,726)           (677,912)
                                   -----------        ------------
Property and equipment, net        $ 1,063,976         $ 1,067,111
                                   -----------        ------------
                                   -----------        ------------

     OTHER ASSETS

     Other assets is primarily composed of goodwill and other intangibles related to the acquisition of Lan Professional, Inc. (see Note 8). Such assets will be amortized to expense over 3-10 years. Accumulated amortization at December 31, 1996 and 1997 was $-0- and $12,620, respectively.

     ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                      1996               1997
                                   ---------         -----------
Professional Fees                  $ 258,113          $  221,344
Salaries/benefits                    606,637             624,781
Marketing                             34,585             272,327
Acquisition costs                         --             306,692
Insurance                            130,719                  --
Other                                363,465             464,538
                                  ----------          ----------
     Total accrued liabilities    $1,393,519          $1,889,682
                                  ----------          ----------
                                  ----------          ----------

     NET REVENUES

     Revenue from the sale of software products is recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Provisions for sales returns and exchanges were $0, $124,000 and $208,000 in fiscal 1995, 1996 and 1997, respectively. Estimates of returns and exchanges may change in the future based upon future facts and circumstances. For sales which provide for upgrades, the portion of the sale associated with the upgrade is unbundled and recognized ratably over the terms of the agreements. Consulting service revenues, which include development and professional fees, are recognized as the services are rendered.

     COST OF PRODUCT LICENSES

     The cost of product licenses primarily includes costs associated with product packaging, documentation, software duplication and shipping as well as royalties paid to third parties. Commissions on product sales are included in selling and marketing expenses. At the initial license date, the Company recognizes the liability for the estimated cost of warranties and insignificant postdelivery obligations. As a result of the LanTec acquisition in September 1997, the Company no longer pays royalties on the CBT products previously licensed from LanTec.

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

     NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There are no differences in basic
EPS and diluted EPS for all periods presented due to the Company incurring net losses for each of the periods. In February 1998, the Securities and Exchange Commission issued a Staff Accounting Bulletin revising the guidance on computing earnings (loss) per share in initial public offerings and other situations. Accordingly, the Company's historical earnings (loss) per share for 1995 and prior years has been adjusted retroactively.

CAPITAL STRUCTURE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. The Company adopted the provisions of SFAS No. 129 in 1997. Such adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

3.   FEDERAL INCOME TAXES:

     The Company has incurred losses since inception and, therefore, has not been subject to U.S. federal income taxes. As of December 31, 1997, the Company has net operating loss carryforwards (NOLs) of approximately $6.5 million available to reduce future income taxes. These carryforwards begin to expire in 2007. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit ForeFront's ability to use its NOL and tax credit carryforwards. Certain transactions during 1996 resulted in an ownership change for federal income tax purposes.

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1996 and 1997. The valuation allowance increased approximately $700,000 over the prior year. The components of the Company's deferred tax assets as of December 31, 1996 and 1997 are as follows:


                                                                    1996                  1997
                                                             --------------        --------------
    Net operating loss carryforwards                         $    1,886,443        $    2,197,672
    Research and development tax credit carryforwards                80,925               170,998
    Allowance for returns/deferred revenue/depreciation             209,078               493,369
                                                             --------------        --------------
    Total deferred tax assets                                     2,176,446             2,862,039
    Less - Valuation allowance                                   (2,176,446)           (2,862,039)
                                                             --------------        --------------
    Net deferred tax asset                                   $           --               $    --
                                                             --------------        --------------
                                                             --------------        --------------


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

     On September 26, 1995, the Company paid $80,705 in principal to two of the noteholders and paid interest totaling approximately $35,000 to all of the noteholders. The remaining principal of $580,000 was converted into 464,000 shares of Series B preferred stock at $1.25 per share in conjunction with the issuance of Series B preferred stock. The noteholders received warrants to purchase an aggregate of 48,369 shares of common stock at $2.82 per share pursuant to the note subscription agreements.

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

     WARRANTS

     The Company issued warrants to purchase 37,295 shares of common stock to the purchasers of the Series B preferred stock. Warrants to purchase 48,369 shares of common stock were also issued to the senior convertible promissory noteholders that exchanged notes into shares of Series B preferred stock. The warrants have a five-year term and allow the holders to purchase 85,664 shares of common stock at a price of $2.82 per share. Through December 31, 1997, certain warrant holders exercised their rights to purchase 7,104 shares netting 4,878 shares on the execution of a cashless exercise.

     The Company issued warrants to purchase 170,000 shares of common stock to the underwriters upon the closing of the initial public offering. The purchase price of the warrants was $.001 per warrant. The warrants have a five-year term from the date of the consummation of the initial public offering and are exercisable at a price of $9.60 per share. In July 1997, warrants to purchase 54,673 shares were repriced to have an exercise price of $5.00 per share.

5.   CAPITAL STOCK

     STOCK OPTION PLANS

     In July 1996, the Board of Directors approved the 1996 Non-Qualified Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 1,250,000 shares of common stock were reserved for issuance upon exercise of non-qualified options. The term of each option is determined by the Board with a maximum term of 10 years from the date of grant, but the options generally vest over a four-year period. In May 1997, the stockholders approved the Amended and Restated 1996 Stock Option Plan (the "Amended 1996 Plan"), which amended the 1996 Plan by increasing the number of shares subject to the Amended 1996 Plan to 2,000,000, and authorizing the issuance of up to 750,000 incentive stock options under Section 422 of the Internal Revenue Code. At December 31, 1996 and 1997, options to purchase 182,407 and 236,604 shares, respectively, were available for future grants under the Amended 1996 Plan.

     In 1996, the stockholders approved the 1996 Non-Employee Directors' Stock Option Plan (the "1996 Directors' Plan"). Under the 1996 Directors' Plan, 150,000 shares of common stock have been reserved for issuance upon exercise of the options. Each non-employee director receives an option to purchase 20,000 shares of common stock upon election to the Board of Directors. Each subsequent year, each non-employee director receives an option to purchase 10,000 shares of common stock. These options generally vest over a one-year period.

     In June 1992, the Company's stockholders approved the 1992 Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, as amended, 1,500,000 shares of common stock have been reserved for issuance upon exercise of non-qualified and/or incentive stock options. The term of each option is determined by the board of directors with a maximum term of 10 years from the date of grant, but the options generally vest over a four-year period. At December 31, 1995, 1996 and 1997, options to purchase 488,014, 70,176 and 129,265 shares, respectively, were available for future grants under the 1992 Plan.

     In June 1995, the Company amended option agreements providing for the purchase of 125,630 shares of common stock with an original exercise price of $2.82. In November 1995, the Company granted options to purchase 352,480 shares of common stock at $5.60 per share; however, the exercise prices were subsequently amended to $7.00 per share in December 1995. The revised exercise prices were equal to management's estimated fair value of the Company's Common Stock at the amendment dates.

     The Company believes that, at date of grant, the exercise price approximates fair value except for certain grants in August and September 1995. For options granted in August and September 1995, the Company recognized deferred compensation for the excess of the deemed value for accounting purposes of the common stock on the date the options were granted ($2.82 per share) over the $1.13 exercise price of such options. Aggregate deferred compensation of $726,375 resulted from the issuance of these options, and compensation expense is recognized ratably over the vesting period of each option, generally four years. The Company recognized $140,270, $201,050 and $81,100 of this amount as compensation expense for the years ended December 31, 1995, 1996 and 1997, respectively.

     In November 1996, the Compensation Committee of the Board of Directors approved the repricing of substantially all of the Company's outstanding options held by the existing employees to the then current fair market value of $5.31 per share (the closing price on the date of such repricing) in order to incentivize the Company's employees.

     In accordance with the terms of APB No. 25, the Company records no compensation expense for its stock option awards with an exercise price equal to the fair market value on the date of grant. As provided by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has adopted the disclosure requirements of SFAS No. 123 and has elected not to record compensation expense in accordance with this statement. Had compensation expense for the Company's stock option plans been recorded under the provisions of SFAS No. 123, the Company's hypothetical net loss and net loss per share would have been as follows:

                                                                    1995                    1996                     1997
                                                             -------------           ---------------          ---------------
    Net loss:                        As reported             $    (451,831)          $    (7,332,588)         $    (4,128,571)
                                     Pro Forma                    (376,388)               (8,476,163)              (5,816,370)

    Net loss per share:              As reported             $       (0.12)             $      (1.22)              $    (0.63)
                                     Pro Forma                       (0.10)                    (1.41)                   (0.89)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting hypothetical pro forma compensation cost may not be representative of costs to be expected in future years.

     The weighted average fair value of options granted was $2.34, $5.21 and $4.48 for the years ended December 31, 1995, 1996 and 1997, respectively.
The fair market value of each option is estimated on the grant date using the Black-Scholes option pricing model, with the following assumptions:


                                                        1995                         1996                   1997
                                                   ---------------         ---------------------     ---------------
 Stock volatility                                        73%                          73%                     65%
 Risk-free interest rate                                  6%                           6%                      6%
 Option term                                           4 years                      4 years                 4 years
 Stock dividend yield                                     --                           --                      --

     A summary of stock option activity follows:

                                   1992 Stock Option Plan          1996 Stock Option Plan           1996 Directors' Plan
                                  -------------------------   ------------------------------  -----------------------------
                                                  Weighted                       Weighted                        Weighted
                                                   Average                        Average                         Average
                                                  Exercise                        Exercise                        Exercise
                                   Options          Price        Options          Price          Options          Price
                                  ------------   ----------   -------------  ---------------   -----------   --------------
Balance at December 31, 1994          151,315        $0.54               --              --              --              --
     Granted                        1,008,908         2.64               --              --              --              --
     Canceled                        (152,677)        1.13               --              --              --              --
     Exercised                         (4,440)        0.23               --              --              --              --
                                  -----------                    ----------                        --------
Balance at December 31, 1995        1,003,106         2.56               --              --              --              --
     Granted                        1,278,500         5.50        1,912,876       $    5.29          20,000       $    8.63
     Canceled                        (856,222)        5.36         (845,283)           5.31              --              --
     Exercised                        (77,392)        0.70               --              --              --              --
                                  -----------                    ----------                        --------
Balance at December 31, 1996        1,347,992                     1,067,593                          20,000
     Granted                          367,000         3.00          919,347       $    5.14          40,000       $    3.06
     Canceled                        (426,084)        4.12         (223,544)           4.95              --              --
     Exercised                       (272,467)        2.21          (67,208)           5.00              --              --
                                  -----------                    ----------                        --------
Balance at December 31, 1997        1,016,441         3.64        1,696,188       $    5.26          60,000       $    4.92
Exercisable at December 31,
     1995                             346,784        $1.87               --                             --
                                  -----------                    ----------                        --------
                                  -----------                    ----------                        --------
     1996                             651,463        $3.22          130,531       $    5.30          11,664           $8.63
                                  -----------                    ----------                        --------
                                  -----------                    ----------                        --------
     1997                             775,651        $3.55          800,652       $    4.21          43,332           $5.63
                                  -----------                    ----------                        --------
                                  -----------                    ----------                        --------

                                                    Options Outstanding
                                        ------------------------------------------
                                                                                                                   Weighted-Avg
            Range of Average                                                               Weighted-Avg              Remaining
            Exercise Prices                         At December 31, 1997                  Exercise Price         Contractual Life
   -------------------------------      ------------------------------------------   ---------------------    ------------------
                 $0.23                                        22,201                              $0.23              4.8 years
              $1.13 - 2.63                                   481,206                              $1.74              8.1 years
              $3.00 - 7.20                                 1,953,951                              $4.86              8.6 years
              $8.00 - 9.50                                   315,271                              $8.17              8.9 years



                                                      Options Exercisable
                                        ------------------------------------------
           Range of Average                                                                 Weighted-Avg
           Exercise Prices                            At December 31, 1997                 Exercise Price
   ------------------------------       ------------------------------------------     ----------------------
                $0.23                                         22,201                            $0.23
             $1.13 - 2.63                                    424,326                            $1.67
             $3.00 - 7.20                                  1,134,559                            $4.69
             $8.00 - 9.50                                     38,549                            $8.67


     EMPLOYEE STOCK PURCHASE PLAN

     In November 1996, the Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") for all eligible employees. Under the Purchase Plan, shares of the Company's common stock were purchased at three-month intervals during 1997 at 85% of the lower of the fair market value on January 1, 1997 or the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Under the terms of the Purchase Plan, 100,000 shares were reserved for issuance during the 1997 offering period, of which 24,794 shares were issued and 100,000 shares have been reserved for issuance under the 1998 offering period. A total of 500,000 are reserved for issuance for the entire Purchase Plan.

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

6.   COMMITMENTS AND CONTINGENCIES:

     LEASE AGREEMENTS.

     The Company leases facilities and other equipment under operating leases that expire or are terminable at the Company's option through 2002. Rental expense for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $114,000, $233,000 and $495,000, respectively.

     Minimum annual rental payments under these leases are as follows:

        1998                                         398,000
        1999                                         359,000
        2000                                         344,000
        2001                                          66,000
        2002                                          37,000
                                              --------------
               Total                          $    1,204,000
                                              --------------
                                              --------------

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain of its officers and employees which provide for annual salaries, bonuses or commissions and incentive and non-qualified stock options which vest according to continued employment. In addition, the Company maintains a $1,000,000 life insurance policy for its president for the benefit of his designated beneficiaries.

     CLAIMS

     The Company is a party to claims arising in the ordinary course of business. Management does not believe that the ultimate resolution of these claims will have a material adverse effect on the Company's results of operations or financial position.

7.   RELATED PARTY TRANSACTIONS

     In May 1997, the Company issued a letter of credit for $75,000 to its landlord secured by a certificate of deposit maturing in August 1998 for the benefit of an unrelated corporation (which is owned in part by a stockholder of the Company), in exchange for the corporation assuming the balance of the lease for the Company's former office space in Houston, Texas. The letter of credit expires in June 1998. The Company also executed a note receivable totaling $54,078 and maturing June 1, 2001 from this unrelated corporation for its purchase of certain furniture and equipment from the Company.

     Receivables also include $45,000 loaned to two officers of the Company. The notes are due March 31, 2000, are unsecured and bear interest at 6.1%.

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

     BOOKMAKER CORPORATION

     On June 12, 1996, the Company acquired the assets of BookMaker Corporation. The consideration consisted of 248,375 shares of the Company's common stock issued at closing (the "Closing Shares") and 199,262 shares of the Company's common stock (the "Earnout Shares") issued at closing and deposited in escrow to be delivered to BookMaker subject to satisfaction of certain milestones for the remainder of 1996 and 1997. In May 1997, the Company entered into Amendment No. 1 to the Asset Purchase Agreement and Escrow Agreement ("Purchase and Escrow Agreement") with the principals of and successors to BookMaker Corporation ("BookMaker"), terminating the remaining earnout provisions of the Asset Purchase Agreement relating to the acquisition of the BookMaker assets by the Company and releasing the escrow shares (24,837 shares) to the successors and assigns of BookMaker. In connection therewith, a total of 99,134 earnout shares deposited in escrow at the closing were returned to the Company for cancellation and the remaining earnout shares (100,128) will continue to be held in escrow until April 1998 at which time they will be delivered to BookMaker's assigns. In connection with this Amendment, the Company recorded a non-cash charge of $447,251 for acquired research and development costs primarily related to the 100,128 shares that will be released in April 1998. Holders of the Earnout Shares and Escrow Shares are entitled to voting and dividend rights during the period such shares are held in escrow. In addition, the Company issued 12,917 shares of the Company's Common Stock to a consultant for services rendered in connection with the acquisition. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of BookMaker are included in the operating results since the date of acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The initial purchase price was allocated as follows:

    Working capital, other than cash                    $       81,658
    Furniture and equipment                                     25,528
    Purchased software                                          66,900
    Other assets                                                 1,500
    Acquired research and development                        2,358,723
                                                        --------------
    Purchase price, net of cash received                $    2,534,309
                                                        --------------
                                                        --------------

     ALLMICRO, INC.

     On July 22, 1996, the Company consummated the merger with AllMicro, Inc. (now ForeFront Direct), pursuant to the terms of the agreement and plan of reorganization, dated as of July 19, 1996 (the Merger Agreement), by and among the Company, AllMicro Acquisition Corporation, AllMicro and the stockholders of AllMicro (the Stockholders). The acquisition was effected by way of a merger (the Merger) of a wholly owned subsidiary of the Company with and into AllMicro. As a result of the Merger, AllMicro became a wholly owned subsidiary of the Company. The Merger was treated as a pooling of interests for accounting purposes. Pursuant to the Merger Agreement, the Stockholders received an aggregate of 1,056,152 shares of common stock of the Company, 10 percent of which was placed in escrow to satisfy claims of the Company that may arise for any breach of the representations and warranties made by AllMicro and the Stockholders in the Merger Agreement. The escrow shares were released upon the filing of audited financial statements for 1996 by ForeFront.

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

     LAN PROFESSIONAL, INC.

     On September 29, 1997, the Company acquired Lan Professional Inc., an Ottawa, Canada based Company (LanTec, now ForeFront Canada) in exchange for $1.8 million in cash and 557,413 shares of the Company's Common Stock which are issuable upon exchange of an equivalent number of Exchangeable Shares of LanTec retained by the LanTec shareholders at closing. The holders of the Exchangeable Shares of LanTec signed a lockup agreement with respect to the Exchangeable Shares held by them and the 557,413 shares of ForeFront Common Stock which may be acquired by them upon exchange of the Exchangeable Shares, prohibiting the sale or transfer of the Exchangeable Shares of LanTec and the shares of ForeFront Common Stock which may be acquired upon exchange thereof for a one-year period following the acquisition. A total of 81,687 Exchangeable Shares and $50,000 of the purchase price were deposited and are held in escrow for one year from the closing date to cover losses due to breach of representations and warranties.

     The shares of the Company's Common Stock issuable upon exchange of the Exchangeable Shares are reserved for issuance by ForeFront and its transfer agent. Holders of the Exchangeable Shares are also entitled to dividend rights on the same basis as holders of the Company's Common Stock. The Company agreed to register the shares of Common Stock issuable on the exchange of the Exchangeable Shares prior to the expiration of the one year lockup agreement, unless an exemption from registration is available at such time.

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

    Furniture and equipment                                   $    208,647
    Purchased software                                             330,000
    Goodwill and other intangibles                                 332,393
    Acquired research and development                            3,650,000
                                                              ------------
    Purchase price, net of cash received                         4,521,040
                                                              ------------
                                                              ------------




9.   GAIN ON SALE OF ASSETS

     In September 1997, the Company sold certain of its Internet printing technologies under development to Hewlett-Packard Company and licensed additional technologies to be used in connection with ongoing development efforts of Hewlett-Packard, and recorded a one-time gain of $1.87 million (net of closing costs). The sale proceeds consisted entirely of cash which was received by the Company in September 1997.

10.  EVENT SUBSEQUENT TO DATE OF AUDITOR'S REPORT

     On March 16, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with CBT Group PLC ("CBT Group") and Rockets Acquisition Corp., a wholly-owned subsidiary of CBT Group ("Merger Sub"), pursuant to which the parties agreed that the Merger Sub will, as of the Effective Time (as defined in the Merger Agreement) merge with and into the Company. The terms of the Merger Agreement provide that the Company's stockholders will receive .3137 American Depositary Shares of CBT Group in exchange for each share of the Company's Common Stock. The obligations of the parties to consummate the merger contemplated by the Merger Agreement are subject to certain conditions, including the approval of the merger and the Merger Agreement by the stockholders of the Company. No assurance can be made that the merger will be consummated.

                             REPORT OF PUBLIC ACCOUNTANTS


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The ForeFront Group, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 30, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
January 30, 1998

                                                                  SCHEDULE II

                              THE FOREFRONT GROUP, INC.

                                  VALUATION ACCOUNT

                     YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                          Additions
                                                              --------------------------------

                                              Balance at          Charged          Charged to                        Balance at
                                             Beginning of      (Credited) to         Other                             End of
 Year                Description                 Year             Expenses          Accounts         Deduction          Year
------      -------------------------     ---------------   ----------------   ---------------   ---------------  -------------
 1995       Allowance for doubtful         $          --       $         --           $    --         $      --     $        --
            accounts

 1996       Allowance for doubtful         $          --       $    138,600           $    --         $      --     $   138,600
            accounts

 1997       Allowance for doubtful         $     138,600       $    267,700           $    --         $ (86,800)    $   319,500
            accounts
