Form 10-Q
period 1998-03-31
FOREFRONT GROUP INC/DE
filed 1998-05-14
CIK 1002040

================================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                 -----------------

                                     FORM 10-Q
(MARK ONE)

 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________
                      COMMISSION FILE NUMBER    0-27438

                                 -----------------

                             THE FOREFRONT GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     76-0365256
  (State or other jurisdiction of             (IRS Employers Identification No.)
   incorporation or organization)

                          1360 POST OAK BLVD., SUITE 2050
                                HOUSTON, TEXAS 77056
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                     ISSUER'S TELEPHONE NUMBER:  (713) 961-1101

                                 -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES /X/      NO  / /

     The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of April 20, 1998: 6,876,609

================================================================================

                             THE FOREFRONT GROUP, INC.

                                     FORM 10-Q

                                   March 31, 1998

                                 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS:
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .   4
     Consolidated Statements Of Operations . . . . . . . . . . . . . . . . . . . . .   5
     Consolidated Statements Of Cash Flows . . . . . . . . . . . . . . . . . . . . .   6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .   7
  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                          December 31,       March 31,
                                                              1997             1998
                                                          ------------     ------------
                                                                            (Unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $  6,628,628     $  7,999,989
  Accounts receivable, net of allowance of $319,500 and        1,045,379        1,001,787
   $254,000
  Inventory                                                      168,664           88,565
  Prepaid expenses and other                                     341,133          380,239
                                                            ------------     ------------
    Total current assets                                       8,183,804        9,470,580

NOTES RECEIVABLE, related parties                                 99,078           95,716

FURNITURE AND EQUIPMENT, net of accumulated
 depreciation of $677,912 and $788,241                         1,067,111        1,055,416

PURCHASED SOFTWARE, net of accumulated
 amortization of $165,510 and $193,010                           302,500          275,000

OTHER ASSETS, net of accumulated amortization of $12,620
 and $25,240                                                     355,618          712,288
                                                            ------------     ------------

    Total assets                                            $ 10,008,111     $ 11,609,000
                                                            ------------     ------------
                                                            ------------     ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $    713,376     $    824,359
  Accrued liabilities                                          1,889,682        2,001,064
  Current portion of deferred revenue                            700,789          396,433
                                                            ------------     ------------
    Total current liabilities                                  3,303,847        3,221,856

DEFERRED REVENUE                                                   4,658              ---

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized, none outstanding
  Common stock, $.01 par value, 20,000,000
   shares authorized, 6,760,586 and 6,917,949
   shares issued; 6,578,313 and 6,735,676 shares
   outstanding                                                    66,605           68,178
  Additional paid-in capital                                  23,156,442       23,824,586
  Deferred compensation                                         (112,181)         (97,181)
  Other comprehensive income                                     (11,738)         (37,278)
  Accumulated deficit                                        (16,397,672)     (15,369,311)
  Treasury stock, 82,145 shares at cost                           (1,850)          (1,850)
                                                            ------------     ------------
    Total stockholders' equity                                 6,699,606        8,387,144
                                                            ------------     ------------
    Total liabilities and stockholders' equity              $ 10,008,111     $ 11,609,000
                                                            ------------     ------------
                                                            ------------     ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                              1997            1998
                                           -----------     ----------
NET REVENUES                               $ 4,151,907     $5,903,139

COST OF PRODUCT LICENSES                       883,284        452,159
                                           -----------     ----------
         Gross Profit                        3,268,623      5,450,980


OPERATING EXPENSES
    Selling and marketing                    3,392,405      3,349,462
    General and administrative                 641,429        669,428
    Research and development                   687,622        460,086
                                           -----------     ----------

         Operating income (loss)            (1,452,833)       972,004

INTEREST INCOME                                 68,211         80,357
                                           -----------     ----------

         Net income (loss) before taxes     (1,384,622)     1,052,361

PROVISION FOR INCOME TAXES                          --         24,000
                                           -----------     ----------

         Net income (loss)                 $(1,384,622)    $1,028,361
                                           -----------     ----------
                                           -----------     ----------
BASIC INCOME (LOSS) PER SHARE                 $  (0.22)      $  0 .14
                                           -----------     ----------
                                           -----------     ----------
DILUTED INCOME (LOSS) PER SHARE               $  (0.22)      $  0 .12
                                           -----------     ----------
                                           -----------     ----------
SHARES USED IN COMPUTING BASIC
    INCOME (LOSS) PER SHARE                  6,199,504      7,318,398
                                           -----------     ----------
                                           -----------     ----------
SHARES USED IN COMPUTING DILUTED
    INCOME (LOSS) PER SHARE                  6,199,504      8,866,759
                                           -----------     ----------
                                           -----------     ----------

              The accompanying notes are an integral part of these consolidated financial statements.

                 THE FOREFRONT GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                    --------------------------
                                                                        1997           1998
                                                                    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $(1,384,622)    $1,028,361
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
  Depreciation and amortization                                         157,278        150,449
  Compensation expense and amortization of deferred compensation
   related to certain stock options                                      31,100         15,000
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                 (118,415)        46,954
    Decrease in inventory                                                62,570         80,099
    Increase in prepaid expenses                                        (49,883)       (39,106)
    Increase in other assets                                            (13,000)      (369,290)
    Increase (decrease) in accounts payable and accrued
     liabilities                                                       (107,464)       222,365
    Increase (decrease) in deferred revenue                             117,156       (309,014)
                                                                    -----------     ----------
  Net cash provided (used) by operating activities                   (1,305,280)       825,818

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                  (154,604)       (98,634)
                                                                    -----------     ----------
  Net cash used by investing activities                                (154,604)       (98,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  7,403        669,717
                                                                    -----------     ----------
  Net cash provided by financing activities                               7,403        669,717

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   4,995        (25,540)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,447,486)     1,371,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      6,204,213      6,628,628
                                                                    -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 4,756,727     $7,999,989
                                                                    -----------     ----------
                                                                    -----------     ----------
  Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                      $       --      $   15,000
                                                                    -----------     ----------
                                                                    -----------     ----------

              The accompanying notes are an integral part of these consolidated financial statements.

                           THE FOREFRONT GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 2.  COMPUTATION OF EARNINGS PER SHARE AND COMMON EQUIVALENT SHARES

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There are no differences in basic EPS and diluted EPS for the quarter ended March 31, 1997 due to the Company incurring a net loss in that period.

NOTE 3.  RECENT DEVELOPMENTS

On March 16, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with CBT Group, plc ("CBT Group") and Rockets Acquisition Corp., a wholly-owned subsidiary of CBT Group ("Merger Sub"), pursuant to which the parties agreed that the Merger Sub will, as of the Effective Time (as defined in the Merger Agreement), merge with and into the Company. The terms of the Merger Agreement provide that the Company's stockholders will receive .3137 American Depositary Shares of CBT Group in exchange for each share of the Company's Common Stock. The obligations of the parties to consummate the merger contemplated by the Merger Agreement are subject to certain conditions, including the approval of the merger and the Merger Agreement by the stockholders of the Company. No assurance can be made that the merger will be consummated. At March 31, 1998, other assets includes approximately $369,000 of deferred merger costs related to the transaction.

In April, 1998, the Company also entered into a separate license agreement with CBT USA, a subsidiary of CBT Group, whereby the Company has the right to market certain CBT products on terms and conditions consistent with CBT USA's existing reseller agreements.

NOTE 4.  COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes new standards for the presentation and disclosure of other comprehensive income. The Company's other comprehensive income consists entirely of cumulative translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. PREDICTION OF FUTURE RESULTS ARE INHERENTLY UNCERTAIN. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, CONDITIONS IN THE GENERAL ECONOMY OR THE SOFTWARE INDUSTRY; CONTINUED DEMAND FOR THE COMPANY'S COMPUTER BASED TRAINING ("CBT") AND UTILITY PRODUCTS; THE CONTINUED RAPID GROWTH OF THE CBT MARKET; THE TIMELY DEVELOPMENT, LICENSING, ACQUISITION, RELEASE AND MARKET ACCEPTANCE OF NEW PRODUCTS; THE MANAGEMENT OF GROWTH AND INTEGRATION OF ACQUISITIONS; THE ABILITY TO ADJUST SPENDING IN A TIMELY MANNER IN THE EVENT OF ANY UNEXPECTED SHORTFALL IN REVENUE; AND OTHER RISKS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS AND FILINGS FILED WITH THE SEC. READERS ARE ALSO ENCOURAGED TO REFER TO THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K FOR FURTHER DISCUSSION OF THE COMPANY'S BUSINESS AND THE RISKS AND OPPORTUNITIES ATTENDANT THERETO.

OVERVIEW

     The Company is a leading provider of interactive software designed to meet the information technology ("IT") education and training needs of network professionals, personal computer ("PC") technicians, Web masters/managers and other IT professionals. The Company develops and markets high-quality, cost-effective CBT products on CD-ROMs which enable IT professionals to conveniently prepare for technical certification exams.
Each of the Company's products are designed to provide comprehensive training in the subject matter necessary to obtain technical certifications. In addition to CBT products, ForeFront publishes and markets a line of PC/Network utilities which enable technical professionals to diagnose problems quickly and easily, manage systems, and enhance the performance of networks and PCs. The Company also develops and markets off-line browsing and metasearching products for use on the Internet.

     During the first quarter of 1998, the Company's CBT products accounted for 75% of the Company's total revenues, with PC/Network utilities representing 18% of total revenues. Internet products accounted for the remaining 7% of total Company revenues. The Company derives the majority of its revenue from its telemarketing operation in Clearwater, Florida, which currently employs approximately 130 commission-only sales representatives. In October 1997, the Company opened its European telesales operation in Dublin, Ireland, which currently employs approximately 36 direct sales representatives and provides evidence of the Company's ability to replicate its proprietary sales and marketing methodologies in other markets.

In addition, ForeFront also distributes certain of its products through its proprietary electronic storefront system, internally referred to as INSTANTX, and other online resellers over the Internet, international resellers and distributors and original equipment manufacturers ("OEMs"). The Company also markets certain of its products through alliances with other computer software companies and publishers that incorporate bundled versions of the Company's products with the products of such other companies.

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

RESULTS OF THE OPERATIONS

     The Company's revenues increased $1,751,232 or 42% from $4,151,907 in the three months ended March 31, 1997 to $5,903,139 in the comparable 1998 period. For the three months ended March 31, 1997, the Company's revenues were derived primarily from its direct telesales channel and through OEM agreements. For the same period in 1998, revenues were generated primarily from the direct telesales channel, and to a lesser degree through the Company's electronic storefront. Revenues from the direct telesales channel increased approximately $2,300,000 or 70%, while revenues from the remaining channels decreased approximately $550,000 or 62%, primarily reflecting the Company's increased focus on the CBT products which are primarily sold through the direct telesales channel and overall lower sales of the Internet products which were traditionally sold through the retail, OEM and electronic storefront channels.

     Selling and marketing costs decreased $42,943 or 1% from $3,392,405 in the three months ended March 31, 1997 to $3,349,462 in the comparable 1998 period. The slight decrease is due to the significant expenses incurred in the first quarter of 1997 for the Internet products, including pre-committed advertising costs prior to the Company's reorganization in April 1997, offset by a corresponding increase for the CBT products for sales personnel, sales commissions and advertising that rose consistently with the increase in sales of these products. The Company expects to increase its sales and marketing staff and related expenses for the CBT products in accordance with the targeted revenue goals and expectations of management. This expected increase will include expenses for ForeFront Europe Limited, the Company's Dublin, Ireland based business unit that initiated sales, marketing and technical support operations in October 1997.

     General and administrative costs increased $27,999 or 4% from $641,429 in the three months ended March 31, 1997 to $669,428 in the comparable 1998 period. The slight increase is due to investment in the infrastructure of the Company commensurate with expanded operations and revenue growth.

     The Company's research and development expenses decreased $227,536 or 33% from $687,622 in the three months ended March 31, 1997 to $460,086 in the comparable 1998 period. The decrease is due to a shift in the Company's development efforts from the Internet products to the CBT products, resulting in a significant reduction in the number of R&D personnel and related expenses for the Internet products in the second quarter of 1997. The decrease in expenses from the first quarter of 1997 is offset by the addition of personnel from the Company's acquisition of LanTec (now ForeFront Canada) in September 1997. The Company expects to maintain its future research and development expenses for Internet products at a consistent level, but will incur additional research and development expenses for the CBT products through its ForeFront Canada office which serves as the hub of the Company's research and development operations to develop computer based training software applications.

     The Company uses the liability method of accounting for income taxes. As of December 31, 1997, the Company had net operating loss carryforwards that offset income taxes in the first quarter of 1998 and may be available to reduce future income taxes. For financial reporting purposes, a valuation allowance has been established as of March 31, 1998 and December 31, 1997 to fully offset the Company's net deferred tax assets, including those related to carryforwards.

     On March 16, 1998, the Company entered into a Merger Agreement with CBT Group and Rockets Acquisition Corp., a wholly-owned subsidiary of CBT Group, pursuant to which the parties agreed that the Merger Sub will, as of the Effective Time (as defined in the Merger Agreement), merge with and into the Company. The terms of the Merger Agreement provide that the Company's stockholders will receive .3137 American Depositary Shares of CBT Group in exchange for each share of the Company's Common Stock. The obligations of the parties to consummate the merger contemplated by the Merger Agreement are subject to certain conditions, including the approval of the merger and the Merger Agreement by the stockholders of the Company. No assurance can be made that the merger will be consummated.

     In April, 1998, the Company also entered into a separate agreement with CBT USA, a subsidiary of CBT Group whereby ForeFront has the right to market certain CBT products on terms and conditions consistent with CBT USA's existing reseller agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash and cash equivalents of $7,999,989 and working capital of $6,248,724. During the quarter ended March 31, 1998, net cash provided by operating activities was $825,818 primarily resulting from net income of $1,028,361. Cash used in investing activities totaled $98,634 for capital expenditures and cash provided by financing activities was $669,717 from the exercise of stock options. The Company believes that its available funds will be sufficient to meet its cash requirements for the foreseeable future.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a party to claims arising in the ordinary course of business. ForeFront's management does not believe that the ultimate resolution of these claims will have a material adverse effect on ForeFront's financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit Number
          --------------
          2.1             Agreement and Plan of Reorganization dated March 16,
                          1998, among CBT Group, plc, Rockets Acquisition
                          Corporation and the Company, (Exhibit 2.1 to the
                          Registration Statement on Form S-4 (No 333-51159)
                          of CBT Group, plc, filed with the SEC on April 27,
                          1998 (the "S-4"), is hereby incorporated by reference
                          in its entirety).

          2.2 Form of Voting Agreement (Exhibit 2.2 to the S-4 is hereby incorporated by reference).

          2.3 Form of ForeFront Affiliate Agreement (Exhibit 2.3 to the S-4 is hereby incorporated by reference).

          2.4 Form of Certificate of Merger (Exhibit 2.4 to the S-4 is hereby incorporated by reference.

          11.1            Statement Regarding Computation of Per Share Earnings

          27.1            Financial Data Schedule

          (b)  Reports on Form 8-K

       None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE FOREFRONT GROUP, INC.


Date:  May 14, 1998                    By: /s/ David Sikora
                                            ---------------------------------
                                        David Sikora
                                        President and Chief Executive Officer


Date:  May 14, 1998                    By:  /s/ Ernest D. Rapp
                                            ---------------------------------
                                        Ernest D. Rapp
                                        Chief Financial Officer
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)